Form 10QSB
period 2000-03-31
NUTEK INC
filed 2000-05-22
CIK 795824

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                 For the quarterly period ended March 31, 2000
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                         Commission File Number: 0-29087
--------------------------------------------------------------------------------

                                  NUTEK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                               87-0374623
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)


   15722 Chemical Lane, Huntington Beach, CA             92649
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


             714-799-7266 (Telephone)     714-799-5466 (Fax)
        ---------------------------------------------------------
                        Issuer's Telephone Number


----------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes [ ] No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                    Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 40,964,159 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2000. The Registrant has 793,500 Preferred Stock issued and outstanding as of March 31, 2000.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   19

Item 2.   Changes in Securities and Use of Proceeds............   19

Item 3.   Defaults upon Senior Securities......................   19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   19

Item 5.   Other Information.....................................  19

Item 6.   Exhibits and Reports on Form 8-K......................  19

Signatures......................................................  20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 1999 and March 31, 2000

BALANCE SHEET


ASSETS

                                     March 31,          December 31,
                                     2000               1999

CURRENT ASSETS

Cash                               76,384.00          81,404.00
Accounts Receivable                98,036.00          75,706.00
Inventory                         124,096.00          40,463.00
Prepaid Expenses                        0.00               0.00
                                   --------------  -------------
Total Current Assets               298,516.00        197,573.00


PROPERTY AND EQUIPMENT

Property and Equipment

(net of depreciation)             2,982,830.00      1,368,035.00

                                   ------------      -----------
Total Property and Equipment      2,982,830.00      1,368,035.00

OTHER ASSETS

Patent Rights Acquired
(net of amortization)            1,253,842.00       1,259,692.00

Long Term Investments              234,000.00         234,000.00

Goodwill (net of amortization)           0.00               0.00

Rent Deposit                         3,310.00           3,310.00
                                 -------------     -------------

Total Other Assets               1,491,152.00       1,497,002.00

                                  --------------    -------------

TOTAL ASSETS                     4,772,498.00      $3,062,610.00
                                 =============     =============


         See accompanying notes to financial statements

                            Nutek, Inc.
                           CONSOLIDATED
                           BALANCE SHEET
                               AS AT
              December 31, 1999 and March 31, 2000


BALANCE SHEET


LIABILITIES & EQUITY

                                   March 31,         December 31,
                                   2000              1999

CURRENT LIABILITIES

Accounts Payable                   $27,388.00       $30,392.00
Short Term Notes Payable           249,511.00       464,511.00
                                 --------------   --------------
Total Current Liabilities          276,899.00       494,903.00

OTHER LIABILITIES

Long Term Notes Payable            262,000.00       262,000.00
Unamortized Interest Payable        13,424.00        13,424.00
Accrued Bond Interest               28,000.00        28,000.00
Bonds Payable                      142,000.00       142,000.00
Deposits received                        0.00        15,000.00
Patent Rights Acquired Liability   730,000.00       770,000.00
Clipper Asset Purchase Liability   693,948.00             0.00
                                  ------------    --------------
Total Other Liabilities          1,815.372.00     1,230,424.00
                                  ------------    --------------
Total Liabilities                2,092,271.00     1,725,327.00

EQUITY

Common Stock, $0.001 par value,
authorized 50,000,000 shares;      40,964.00         36,328.00
issued and outstanding at
March 31, 2000, 40,964,159
common shares; issued and
outstanding at December 31, 1999,
36,328,044 common shares.

Additional Paid in Capital       7,347,983.00     6,149,638.00

Preferred Stock, $.001 par
value, authorized
5,000,000 shares                        794.00          794.00
issued and outstanding at
March 31, 2000 and December 31
1999, 793,500 preferred shares

Royalty Investors                     55,000.00      55,000.00

Treasury Stock                       (45,448.00)    (45,448.00)

Retained (Deficit)                (4,719,066.00) (4,759,029.00)

Common Stock Subscribed                    0.00    (100,000.00)
                                 --------------   -------------

Total Stockholders' Equity         2,680,227.00   1,337,283.00

TOTAL LIABILITIES &
OWNER'S EQUITY                     4,772,498.00   $3,062,610.00
                                 =============    =============

            See accompanying notes to financial statements


STATEMENT OF OPERATIONS

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                            FOR 3 MONTHS ENDED
                   March 31, 1999 and March 31, 2000


                                    Unaudited        Audited
                                   ---------         --------
                              Three months ended      Jan 1
                                March 31              1999,
                                                      to Dec.
                              2000        1999        31, 1999
                             -------     ------      ------------
REVENUE
Revenues                     197,812.00       0.00     238,039.00

COSTS AND EXPENSES
Cost of Goods Sold            33,791.00       0.00      30,267.00
Selling, General and
  Administrative              94,922.00 101,554.00     306,498.00
Depreciation Expense          23,128.00   3,512.00     135,706.00
Interest Expense                 158.00       0.00       2,667.00
Amortization of Intangibles    5,850.00   1,369.00      62,367.00
                            ---------      --------   ------------

Total Costs and Expenses     157,849.00  106,435.00    537,505.00
                            ---------      --------   -----------

Net Ordinary Income or
(Loss)                        39,963.00 (106,435.00)  (299,466.00)
                             ========== ============  =============

Basic weighted average
number of common
shares outstanding          36,758,236    24,314,320   30,214,222

Basic Net Loss Per Share        0.001        (0.004)        (0.01)


           See accompanying notes to financial statements

                           Nutek, Inc.
                          CONSOLIDATED
                      STATEMENT OF CASH FLOWS
                         FOR 3 MONTHS ENDED
                March 31, 1999 and March 31, 2000


STATEMENT OF CASH FLOWS



                                       January 1, 2000    January 1, 1999
                                       to March 31,       to March 31
                                       2000               1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations            39,963.00           (101,554.00)

Adjustments to reconcile net
income to net cash provided
Items not requiring cash

Depreciation Expense                  23,128.00               3,512.00

Amortized Interest Expense               158.00                   0.00

Amortization of Intangibles            5,850.00               1,369.00

(Increase)/Decrease in
  accounts receivable                (22,330.00)                  0.00

(Increase)/Decrease in
  inventory                          (83,633.00)                  0.00

(Increase)/Decrease in Deposits            0.00                   0.00

Increase/(Decrease) in Accounts
Payable                                (3,004.00)               474.00

Net cash flow provided by operating
activities                            (39,868.00)           (96,199.00)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Century Clock Molds           0.00                  0.00

Net cash used by investing
activities                                  0.00                  0.00

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock                 249,848.00        104,683.00

Increase/(Decrease) in Notes
payable                                  (215,000.00)        (8,700.00)

Treasury Stock                                  0.00              0.00

Net cash provided by financing
activities                                 38,848.00         95,983.00

Balance at beginning of
period                                    81,404.00           2,375.00

Net increase (decrease) in cash           (5,020.00)           (216.00)

Balance as at end of
period                                    76,384.00           2,159.00


              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated in August of 1991 (Date of Inception) under the laws of the State of Nevada, as Nutek, Inc. (The Company) and is engaged primarily in the oil and gas industry.

SRC International, Inc. was incorporated in Illinois in June 1997. SRC International, Inc. manufactures "Super Glide" a rail covering made of an extremely durable, super-slick, space age polymer designed to reduce friction between rails and hangers in the dry cleaning and garment industries.

Vac-U-Lift Production Company was incorporated in the state of Texas in March of 1995 and is in the oil extracting industry on leases in Texas. The Company remained inactive until it was acquired in June of 1996 by Nutek.

Century Clocks Inc. with it's joint venture with the Department of Veterans Industries, produces clocks assembled and packaged by U.S. veterans, was incorporated in 1999 in the State of Nevada.

Elite Fitness Systems Inc. markets a proven fitness system that has kept the world's finest fighting force in supreme physical condition, was incorporated in 1997 in the State of Nevada.

Kristi & Co. Inc., designs and markets woman's resort wear clothing, was incorporated in 1999 in the State of Nevada.

Nutek Oil Inc., was incorporated in the State of Texas in 2000 and acquired some of the assets of Clipper Operating Company and is involved in oil production.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The accompanying consolidated financial statements include the accounts of Nutek, Inc., and its wholly-owned subsidiaries, SRC International, Inc., Vac-U-Lift Production Company, Inc., Kristi & Co., Inc., Nutek Oil Inc., Century Clocks Inc., and Elite Fitness Systems Inc. All significant intercompany balances and transactions have been eliminated.

Accounting polices and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

3. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share were not included as the inclusion of convertible notes, convertible preferred stock and warrants would be anti-dilutive and all contingencies for conversion have not occurred.

4. The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 5,000,000 shares of Series B preferred stock with a par value of $0.001 (one tenth of one cent). All of the shares which have been issued were issued for cash at $1.00 a share. Series B shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

5. The Company experienced losses during its the past two fiscal tax years reported. The Company will review its need for a provision for federal income tax after each operating quarter.

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation. Depreciation recorded during 1998 was $116,837.00. Depreciation recorded during 1999 was $135,706.00.

8. The Company has adopted December 31 as its fiscal year end.

9. The Company expenses its research and development in the period it is incurred.

10. All exchanges of stock for services rendered were recorded at the market value of the stock exchanged.

11. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments).

12. The Company is reporting business combinations using the consolidated method of accounting.

                               Nutek, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                            March 31, 2000



13. Start-up costs and reorganization costs are being amortized using the straight-line method over a period of 5 years.

14. Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

15. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1998 was $10,175. The amount of amortization record in 1999 was $62,367.00

16. Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of manufacturing equipment, oil well equipment, clock molds, furniture and fixtures.

NOTE 4 - OTHER ASSETS

Other assets consists patents and design and artwork. These assets were valued at the existing market value of Nutek stock at the time of purchase.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Note payable to Dudley Frank, due on demand,                 $70,000.00
secured by 200,000 shares of Nutek common stock

Notes payable to John L. Rainaldi, a stockholder,          $192,000.00
payments based upon the terms of the related
Loan agreements, secured by certain
stockholders of the Company

                                                         -------------

                                                         $  262,000.00
                                                         =============

Principal payments over the next five years approximate the following:

Year ending December 31,
2000                                      $ 147,365
2001                                         45,236
2002                                         16,718
2003                                         18,332
2004                                         13,137
Thereafter                                   21,212
                                         ----------
                                         $  262,000
                                         ==========

                               Nutek, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                            March 31, 2000


NOTE 6 - INCOME TAXES

Nutek, Inc. and its subsidiaries available net operating loss carry forwards to offset future federal taxable income of approximately $4,719,066.00. The carry forwards expire through 2014. The Company has deemed it less than likely that this benefits will be utilized.

The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

NOTE 7 - CONTINGENCIES AND COMMITMENTS

1.  Office Lease
The Company leases office space in California on a month-to-month basis with aggregate monthly rent of approximately $2,856.00. Rent recorded during 1998 and 1998 respectfully was $22,643.50 and $21,218.25.

2.  Handi-Plate royalty
As part of acquiring the patents for this product, Nutek Inc. to provide the inventor a 2.5% royalty interest on the gross sales of this product.

3.  Clock royalty
As part of the acquisition of Century Clocks SA clock molds, a 7.5% royalty interest was given. The royalty owners advanced $55,000.00 to Nutek, Inc. Murray Conradie has the option of converting the loan which he made to Nutek, Inc. in the amount of $57,000.00 to a royalty interest and becoming a participant in the 7.5% royalty interest.

4.  Subscriptions receivable
The Company has received common stock subscriptions in the amount of $100,000.00. The Company reported this as part of shareholder's equity. The Company received the payment for the subscriptions in the year 2000.

NOTE 8 - ACQUISITIONS

Vac-U-Lift Production Company, Inc.
In June of 1996, the company exchanged 100,000 shares of its common stock and a certain amount of cash to acquire all of the outstanding common shares of Vac-U-Lift Production Company, Inc., a Texas corporation. The business combination has been accounted for under the purchase method of accounting. (Note: During the period of January 1, 1996 to June 30, 1996, the leases on Vac-U-Lift produced revenues of approximately $76,000 which have reported on a different entity.)

At December 31, 1996, the balances consist of the following:

Oil Leases
----------
Acquisition of Vac-U-Lift                     67,000
Purchases during 1995                         77,600
Purchases during 1996                         76,500
----------
Accumulated amortization                      (3,604)
----------
                                            $217,496
                                            ========

NOTE 9 - RELATED PARTY TRANSACTIONS

As of March 31, 2000, Murray Conradie, President of Nutek, Inc., has loaned the Company $57,000.

As discussed in note 5, the Company has notes payable to certain stockholders.

NOTE 10 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has a minimal source of revenue. Without realization of additional capital, it would
be unlikely for the Company to continue as a going concern.   It is
management's plan to seek additional capital through a private placement memorandum.

                               Nutek, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                            March 31, 2000


NOTE 11 - YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, on August 23, 1991, under the name Swiss Technique, Inc. The original Articles of the Company authorized the issuance of fifty million (50,000,000) shares of common stock with a par value of $0.001. On or about August 23, 1991, pursuant to Section 78.486, Nevada Revised Statutes as amended, the Company filed with the Nevada Secretary of State Articles of Merger, whereby the Company merged with Sun Investments, Inc., a Utah corporation. On or about April 10, 1992, the Issuer, with majority shareholder vote filed Articles of Amendment to the Articles of Incorporation with the Secretary of State of Nevada, authorizing five million (5,000,000) shares of Preferred Stock each have a par value of $0.001, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors of the Corporation. The Company in accordance with Section 78.250 of the Nevada Revised Statues and as a result of the majority consent of shareholders executed on or about March 3, 1995 changed the name of the Company from Swiss Technique, Inc., to NuTek, Inc. The Company filed a Certificate of Amendment of Articles of Incorporation with the Secretary of State of Nevada to change its name. On or about September 20, 1997, the Company filed with the Nevada Secretary of State a Plan of Reorganization and Agreement between itself and International Licensing Group, Inc., a Delaware Corporation.

The Company is engaged multiple business activities, which include but are not limited to:

a) Elite Fitness Systems which markets video "fitness program" tapes through infomercials;
b) BuyNet Plaza.com, Internet marketing;
c) Century Clocks, which plans to produce wall clocks;
d) Vac-U-Lift Production, which owns the rights to oil leases in Texas;
e) Kristi & Co. Inc., designs and markets woman's resort wear clothing.
f) Nutek Oil Inc., was incorporated in the State of Texas in 2000 and acquired some of the assets of Clipper Operating Company and is involved in oil production.
g) Other consumer/industrial products which include: a plastic buffet plate, producing "light switch" covers plates; and, plastic coverings for metal rails,.

The Company's website can be found at: www.nutk.com.

The Company has achieved $39,963 profit for the Quarter ended, March 31, 2000, based on revenues of $197,812 As of March 31, 2000, the Company had an accumulated retained deficit of $4,719,066. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company accumulated a retained deficit of $4,719,066. For period ended March 31, 2000 had a profit of $39,963 for First Quarter. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

For the First Quarter, ended March 31, 2000, the Company has generated $197,812 in revenues and generated a profit of $39,963 for the same period. This compares to no revenues and a loss of $106,436 for the same period last year. Through January 1, 2000 to March 31, 2000, the Company has a negative cash flow of $39,868.

During the First Quarter, the Company continued to run tests with a number of its products. The Company is still in the process of developing its Website. The majority of the Company's expenses for the Quarter included Selling, general administrative costs which includes the further development of its secure Website.

Plan of Operation

1) During First Quarter ended March 31, 2000 the Company incurred a net profit of $39,963 from operations against revenues of $197,812 as compared to a net loss from operations of $106,436 against no revenues for the same Quarter last year. The Company was able to reduce its selling, general and administration costs from $101,553 for the same period last year to $94,922 for the First Quarter this year. Depreciation costs for the First Quarter this year were $23,128, as compared to $3,512 for the same period last year.

As of March 31, 2000, the Company has forty million nine hundred sixty-four thousand one hundred fifty-nine (40,964,159) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately four hundred thirty-seven (437) shareholders of record.
The Company also has seven hundred ninety-three thousand five hundred (793,500) shares of its $0.001 par value Preferred Stock issued and outstanding, as of December 31, 1999. All Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

Liquidity and Capital Resources

In December, 1999, a stock offering was made in reliance upon an exemption from registration provisions 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. The Company raised one hundred thousand ($100,000) dollars through this Offering purchased by one individual. The Company received the proceeds from this Offering in January, 2000. ("See Financial Statements, Statement of Changes in Shareholders' Equity, Subscription Receivable.")

Between April, 1999 through October, 1999, the Company sold 2,040,000 Shares of unregistered common stock in exchange for Clock Molds, Patent # 5833350, and certain "rights" to videos. These issuances were deemed exempt from registration under the Securities Act in reliance on either (a) Section 4(2) of the Securities Act, as transaction not involving a public offering, or (b) Rule 701 promulgated under the Securities Act. No commissions were paid to any placement agent or underwriter for any of these issuances.

The Company signed a Letter of Intent with Clipper Operating Co., Inc.
in November, 1999. The terms of the Agreement include cash and Company stock for oil mineral rights including some fixed assets of Clipper Operating Co. This deal was finalized on February 22, 2000. (See "Letter of Intent,"
Exhibit 10.9, filed in the Company's Registration Statement 10SB12G.)

The Company currently anticipates that it has enough available funds to meet its anticipated needs for working capital, capital expenditures and business expansion for the next 12 months. The Company expects that it will continue to experience a small operating cash flow for the foreseeable future as a result of significant new product development, advertising and infrastructure.

As an On Going concern, if the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or
privileges senior to those of the Company's Common Stock.   The Company
does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lessor extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

The Company currently has thirteen (13) employees of which three (3) are Officers of the Company. As the Company begins to develop its other product lines it will need to add employees.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

The Company is currently in litigation with two separate lawsuits. They are:

A former employee at Vac-u-lift, herein referred to as the Plaintiff, slipped and fell on wet grass outside the offices, in Jourdanton, TX, and subsequently alleged that she twisted her knee. She file a complaint against the company for various health conditions, and $500,000. Their attorney filed two separate suits, of which the company was unable to properly Respond to the first suit, and subsequently the Plaintiff received Summary judgment against NuTek. Since Plaintiff did not follow specific legal procedures against NuTek, which is considered a foreign corporation where the suit was filed in Texas, the Company has initiated a restricted appeal to have the ruling reversed.
The second suit was answered, in July, 1999, and since it is tied to the first suit, nothing has happened since. The Company plans to concurrently file a counter suit for $150,000 in damages. The company is currently waiting the outcome of the appeal it has filed.

The other case pending in the court system involves an individual who represented himself to the company to be an attorney. It was later discovered that this individual misrepresented himself and was not an attorney. This individual offered to find purchasers of the Company's common stock, in order to enhance the capitalization for the Company, so that it could pursue other projects. The Company issued the transfer company, which is controlled by this individual 1,000,000 shares of common stock to sell for the Company in order to enable this individual to raise money for the company. No sales took place, nor was any of these shares sold for NUTK. The individual in question, has refused to return these common shares to the Company. The company has initiated a lawsuit to recover the stock, and under court Jurisdiction, this block of stock was interpleaded with the Court. The Company is scheduled to go to trial in September 2000.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutek, Inc.

/s/ Murray N. Conradie
-------------------
Murray N. Conradie,
President and Chairman

Date: May 18, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Pamela Horick
-----------------------------------
Pamela Horick, Corporate Secretary
Date:  May 18, 2000