Form 10QSB/A
period 2000-03-31
NUTEK INC
filed 2000-08-14
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                           Amendment No 1 to Form 10-QSB

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

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 1999 and March 31, 2000


ASSETS

                                     March 31,          December 31,
                                     2000               1999

CURRENT ASSETS

Cash                               76,384.00            81,404.00
Accounts Receivable                98,036.00            75,706.00
Inventory                         124,096.00            40,463.00
Prepaid Expenses                        0.00                 0.00
                                   --------------     -----------
Total Current Assets               298,516.00          197,573.00


PROPERTY AND EQUIPMENT

Property and Equipment

(net of depreciation)             2,982,830.00       1,368,035.00

                                   ------------      ------------
Total Property and Equipment      2,982,830.00       1,368,035.00

OTHER ASSETS

Patent Rights Acquired
(net of amortization)            1,253,842.00        1,259,692.00

Long Term Investments              234,000.00          234,000.00

Goodwill (net of amortization)           0.00                0.00

Rent Deposit                         3,310.00            3,310.00
                                 -------------      -------------

Total Other Assets               1,491,152.00        1,497,002.00

                                  -----------        ------------

TOTAL ASSETS                    $4,772,498.00       $3,062,610.00
                                =============       =============


         See accompanying notes to financial statements

                            Nutek, Inc.
                           CONSOLIDATED
                           BALANCE SHEET
                               AS AT
              December 31, 1999 and March 31, 2000


LIABILITIES & EQUITY

                                   March 31,         December 31,
                                   2000              1999

CURRENT LIABILITIES

Accounts Payable                 $  27,388.00     $  30,392.00
Short Term Notes Payable           249,511.00       464,511.00
                                 --------------   ------------
Total Current Liabilities          276,899.00       494,903.00

OTHER LIABILITIES

Long Term Notes Payable            262,000.00       262,000.00
Unamortized Interest Payable        13,424.00        13,424.00
Accrued Bond Interest               28,000.00        28,000.00
Bonds Payable                      142,000.00       142,000.00
Deposits received                        0.00        15,000.00
Patent Rights Acquired Liability   730,000.00       770,000.00
Clipper Asset Purchase Liability   639,948.00             0.00
                                  ------------    ------------
Total Other Liabilities          1,815.372.00     1,230,424.00
                                 -------------    ------------
Total Liabilities                2,092,271.00     1,725,327.00

EQUITY

Common Stock, $0.001 par value,
authorized 50,000,000 shares;      40,964.00         36,328.00
issued and outstanding at
March 31, 2000, 40,964,159
common shares; issued and
outstanding at December 31, 1999,
36,328,044 common shares.

Additional Paid in Capital       7,347,983.00     6,149,638.00

Preferred Stock, $.001 par
value, authorized
5,000,000 shares                        794.00          794.00
issued and outstanding at
March 31, 2000 and December 31
1999, 793,500 preferred shares

Royalty Investors                     55,000.00      55,000.00

Treasury Stock                       (45,448.00)    (45,448.00)

Retained (Deficit)                (4,719,066.00) (4,759,029.00)

Common Stock Subscribed                    0.00    (100,000.00)
                                 --------------   -------------

Total Stockholders' Equity         2,680,227.00   1,337,283.00

TOTAL LIABILITIES &
OWNER'S EQUITY                   $4,772,498.00   $3,062,610.00
                                 =============   =============

            See accompanying notes to financial statements

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                            FOR 3 MONTHS ENDED
                   March 31, 1999 and March 31, 2000



STATEMENT OF OPERATIONS


                                    Unaudited        Audited
                                   ---------         --------
                              Three months ended      Jan 1
                                March 31              1999,
                                                      to Dec.
                              2000        1999        31, 1999
                             -------     ------      ------------

REVENUES                     197,812.00       0.00     238,039.00

COSTS AND EXPENSES
Cost of Goods Sold            33,791.00       0.00      30,267.00
Selling, General and
  Administrative              94,922.00 101,554.00     306,498.00
Depreciation Expense          23,128.00   3,512.00     135,706.00
Interest Expense                 158.00       0.00       2,667.00
Amortization of Intangibles    5,850.00   1,369.00      62,367.00
                            ---------      --------   -----------

Total Costs and Expenses     157,849.00  106,435.00    537,505.00
                            ---------      --------   -----------

Net Ordinary Income or
(Loss)                        39,963.00 (106,435.00)  (299,466.00)
                             ========== ============  ============

Basic weighted average
number of common
shares outstanding          36,758,236    24,314,320   30,214,222

Basic Net Loss Per Share        0.001        (0.004)        (0.01)


           See accompanying notes to financial statements

                           Nutek, Inc.
                          CONSOLIDATED
                      STATEMENT OF CASH FLOWS
                         FOR 3 MONTHS ENDED
                March 31, 1999 and March 31, 2000


STATEMENT OF CASH FLOWS



                                       January 1, 2000    January 1, 1999
                                       to March 31,       to March 31
                                       2000               1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations            39,963.00           (101,554.00)

Adjustments to reconcile net
income to net cash provided
Items not requiring cash

Depreciation Expense                  23,128.00              3,512.00

Amortized Interest Expense               158.00                  0.00

Amortization of Intangibles            5,850.00              1,369.00

(Increase)/Decrease in
  accounts receivable                (22,330.00)                 0.00

(Increase)/Decrease in
  inventory                          (83,633.00)                 0.00

(Increase)/Decrease in Deposits            0.00                  0.00

Increase/(Decrease) in Accounts
Payable                               (3,004.00)               474.00

Net cash flow provided by operating
activities                           (39,868.00)           (96,199.00)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Century Clock Molds          0.00                  0.00

Net cash used by investing
activities                                 0.00                  0.00

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock            249,848.00             95,808.00

Increase/(Decrease) in Notes
payable                             (215,000.00)            (8,700.00)

Treasury Stock                             0.00                  0.00

Net cash provided by financing
activities                            38,848.00             87,108.00

Balance at beginning of
period                                81,404.00             11,250.00

Net increase (decrease) in cash       (5,020.00)            (9,091.00)

Balance as at end of
period                                76,384.00              2,159.00


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

Century Clocks Inc. with it's joint venture with the Department of Veterans Industries, produces clocks assembled and packaged by U.S. veterans. Was incorporated in 1999 in the State of Nevada.

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

Going Concern - The Company accumulated a retained deficit of $4,719,066. For period ended March 31, 2000 had a profit of $39,963 for First Quarter. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 10, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

The Company signed a Letter of Intent with Clipper Operating Co., Inc.
in November, 1999. The terms of the Agreement include cash and Company stock for oil mineral rights including some fixed assets of Clipper Operating Co. This deal was finalized on February 22, 2000. (See "Letter of Intent,"
Exhibit 10.9, filed in the Company's Registration Statement 10SB12G)

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

Date: August 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Pamela Horick
-----------------------------------
Pamela Horick, Corporate Secretary
Date:  August 14, 2000