Form 10QSB
period 2000-06-30
NUTEK INC
filed 2000-08-15
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended June 30, 2000
--------------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 42,774,159 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2000. The Registrant has 793,500 Preferred Stock issued and outstanding as of June 30, 2000.

Traditional Small Business Disclosure Format (check one)     Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 1999 and June 30, 2000

BALANCE SHEET


ASSETS
                                     Unaudited          Audited
                                 --------------------------------
                                     June 30,          December 31,
                                     2000               1999

CURRENT ASSETS

Cash                                 71,433.00         81,404.00
Accounts Receivable                 113,961.00         75,706.00
Inventory                           125,751.00         40,463.00
Prepaid Expenses                      2,829.00              0.00
                                 -------------      ------------
Total Current Assets                313,974.00        197,573.00

PROPERTY AND EQUIPMENT

Property and Equipment
   (net of depreciation)          3,108,742.00      1,368,035.00

                                   ------------      -----------
Total Property and Equipment      3,108,742.00      1,368,035.00

OTHER ASSETS

Patent Rights Acquired
(net of amortization)            1,238,169.00       1,259,692.00

Long Term Investments              234,000.00         234,000.00

Goodwill (net of amortization)           0.00               0.00

Rent Deposit                         3,310.00           3,310.00
                                 -------------     -------------

Total Other Assets               1,475,479.00       1,497,002.00

                                  --------------    ------------

TOTAL ASSETS                     4,898,195.00      $3,062,610.00
                                 =============     =============


         See accompanying notes to financial statements

                                Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                  AS AT
                   December 31, 1999 and June 30, 2000

BALANCE SHEET


LIABILITIES & EQUITY

                                   June 30,         December 31,
                                   2000              1999

CURRENT LIABILITIES

Accounts Payable                  $  22,972.00      $  30,392.00
Short Term Notes Payable            478,144.00        464,511.00
                                  --------------   -------------
Total Current Liabilities           501,116.00        494,903.00

OTHER LIABILITIES

Long Term Notes Payable              97,605.00        262,000.00
Unamortized Interest Payable         13,424.00         13,424.00
Accrued Bond Interest                28,000.00         28,000.00
Bonds Payable                       142,000.00        142,000.00
Deposits received                         0.00         15,000.00
Patent Rights Acquired Liability    670,000.00        770,000.00
Clipper Asset Purchase Liability    639,948.00              0.00
Equipment Lease                      19,166.00              0.00
                                  -----------      ------------
Total Other Liabilities           1,610,143.00      1,230,424.00
                                   -----------     -------------
Total Liabilities                 2,111,259.00      1,725,327.00

EQUITY

Common Stock, $0.001 par value,
authorized 50,000,000 shares;        42,774.00         36,328.00
issued and outstanding at
June 30, 2000, 42,774,159
common shares; issued and
outstanding at December 31, 1999,
36,328,044 common shares.

Additional Paid in Capital        7,608,468.00      6,149,638.00

Preferred Stock, $.001 par
value, authorized
5,000,000 shares                        794.00            794.00
issued and outstanding at
June 30, 2000 and December 31
1999, 793,500 preferred shares

Royalty Investors                     55,000.00        55,000.00

Treasury Stock                      (310,448.00)      (45,448.00)

Retained (Deficit)                (4,609,652.00)   (4,759,029.00)

Common Stock Subscribed                    0.00      (100,000.00)
                                 --------------     -------------

Total Stockholders' Equity         2,786,936.00     1,337,283.00

TOTAL LIABILITIES &
OWNER'S EQUITY                     4,898,195.00     $3,062,610.00
                                  =============     =============

            See accompanying notes to financial statements


STATEMENT OF OPERATIONS

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                            FOR 3 AND 6 MONTHS ENDED
                   June 30, 1999 and June 30, 2000


                                  Unaudited                        Audited
                                  ---------                        --------
                      Three months ended   Six months ended         Jan 1
                              June 30         June 30               1999,
                                                                   to Dec. 31
                           2000      1999      2000      1999        1999
                          -------   ------   -------    ------     ----------

Revenues                  489,310    86,683    687,122    86,683    238,039

COSTS AND EXPENSES
Cost of Goods Sold        146,380    11,925    180,171    11,925     30,267
Selling, General and
  Administrative          153,612   102,642    248,534   199,315    306,498
Depreciation Expense       60,454    24,639     83,582    28,151    135,706
Interest Expense            3,460       593      3,618       593      2,667
Amortization of
   Intangibles             15,990     4,692     21,840     6,061     62,367
                        ---------   -------    -------    ------    -------

Total Costs and Expenses  379,896   144,491    537,745    246,045   537,505
                        ---------   -------    -------    ------    -------

Net Ordinary Income
   or (Loss)              109,414   (57,808)   149,377   (159,362) (299,466)
                        =========   ========   =======   ========= =========

Basic weighted average
number of common
shares outstanding    39,987,987 25,731,485 41,161,167 27,435,688 30,214,222

Basic Net Loss
   Per Share                0.003    (0.002)     0.004     (0.006)    (0.01)


           See accompanying notes to financial statements

                                    Nutek, Inc.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                               FOR 6 MONTHS ENDED
                        June 30, 1999 and June 30, 2000


STATEMENT OF CASH FLOWS

                                      January 1, 2000     January 1, 1999
                                      to June 30,         to June 30,
                                      2000                1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations            149,377.00          (159,362.00)

Adjustments to reconcile net
income to net cash provided
Items not requiring cash

Depreciation Expense                   83,582.00            28,151.00

Amortized Interest Expense              3,618.00               593.00

Amortization of Intangibles            21,840.00             6,061.00

(Increase)/Decrease in
  accounts receivable                 (38,255.00)           14,250.00

(Increase)/Decrease in
  inventory                           (85,288.00)           (7,177.00)

(Increase)/Decrease in Deposits             0.00                 0.00

Increase/(Decrease) in Accounts
Payable                                (7,420.00)          (13,660.00)

Net cash flow provided by operating
activities                            127,454.00          (131,144.00)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Century Clock Molds           0.00            43,000.00

Net cash used by investing
activities                                  0.00           (43,000.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock              13,337.00           366,237.00

Increase/(Decrease) in Notes
payable                              (150,762.00)         (172,983.00)

Treasury Stock                              0.00                 0.00

Net cash provided by financing
activities                           (137,425.00)          193,254.00

Balance at beginning of
period                                 81,404.00            11,250.00

Net increase (decrease) in cash        (9,971.00)           19,110.00

Balance as at end of
period                                 71,433.00            30,360.00



              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2000

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

Century Clocks Inc. with its joint venture with the Department of Veterans Industries, produces clocks assembled and packaged by U.S. veterans. It was incorporated in 1999 in the State of Nevada.

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

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2000

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

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2000



NOTE 4 - OTHER ASSETS

Other assets consists patents and design and artwork. These assets were valued at the existing market value of Nutek stock at the time of purchase.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Note payable to Dudley Frank, due on demand,                 $40,000.00
secured by 100,000 shares of Nutek common stock.

Notes payable to John L. Rainaldi, a stockholder,            $57,605.00
payments based upon the terms of the related
Loan agreements, secured by certain
stockholders of the Company

                                                         -------------

                                                         $   97,605.00
                                                         =============

Principal payments over the next three years approximate the following:

Year ending December 31,
2000                                      $  15,365
2001                                         37,625
2002                                         44,615
                                         ----------
                                         $   97,605
                                         ==========

NOTE 6 - INCOME TAXES

Nutek, Inc. and its subsidiaries available net operating loss carry forwards to offset future federal taxable income of approximately $4,609,652.00. The carry forwards expire through 2014. The Company has deemed it less than likely that this benefits will be utilized.

The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2000


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

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2000, Murray Conradie, President of Nutek, Inc., has loaned the Company $82,000.

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

                               Nutek, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000


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

The Company is engaged multiple business activities, which include but are not limited to:

a) Elite Fitness Systems which markets video "fitness program" tapes through infomercials;
b) BuyNetPlaza.com, Internet marketing;
c) Century Clocks, which plans to produce wall clocks;
d) Vac-U-Lift Production, which owns the rights to oil leases in Texas;
e) Kristi & Co. Inc., designs and markets woman's resort wear clothing.
f) Nutek Oil Inc., was incorporated in the State of Texas in 2000 and acquired some of the assets of Clipper Operating Company and is involved in oil production.
g) Other consumer/industrial products which include: a plastic buffet plate, producing "light switch" covers plates; and, plastic coverings for metal rails,.

The Company's website can be found at: www.nutk.com.

The Company achieved $109,414 profit for the Second Quarter ended, June 30, 2000, based on revenues of $489,310. This compares to a net loss of $57,808 for the Second Quarter last year, against revenues of $89,683. For the first six months of this fiscal year, ending June 30, 2000, the Company achieved a profit of $149,377, based on 6 months revenues of $687,122. This compares to a net loss of $159,362 for the same period last year against revenues of $86,683. The Company has an accumulated retained deficit of $4,609,652 as of June 30, 2000. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve sustained profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company accumulated a retained deficit of $4,609,652.
For the six month period ended June 30, 2000 and had a profit of $149,377.
This represents a basic profit per share of $0.004. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 10, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

For the Second Quarter, ended June 30, 2000, the Company has generated $489,310 in revenues and generated a profit of $109,414 for the same period. This compares to $86,683 in revenues and a net loss of $57,808 for the same period last year. Through January 1, 2000 to June 30, 2000, the Company has a negative cash flow of $9,971.

During the Second Quarter, the Company continued to run tests with a number of its products. The Company is still in the process of developing its Website. The majority of the Company's expenses for the Quarter included selling, general administrative costs ($153,612) followed by cost of goods sold ($146,380).

Plan of Operation

1) For the Second Quarter, ended June 30, 2000, the Company has generated $489,310 in revenues and generated a profit of $109,414 for the same period. This compares to $86,683 in revenues and a net loss of $57,808 for the same period last year. The Company's selling, general and administration costs increased from $102,642 for the same period last year to $153,612 for the Second Quarter this year. Based on the increase in revenues cost of goods for the Second Quarter this year were $146,380 as compared to $11,925 for the period last year. Depreciation costs for the Second Quarter this year were $60,454, as compared to $24,639 for the same period last year.

As of June 30, 2000, the Company has forty two million seven hundred seventy-four thousand one hundred fifty-nine (42,774,159) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately four hundred thirty-seven (437) shareholders of record.
The Company also has seven hundred ninety-three thousand five hundred (793,500) shares of its $0.001 par value Preferred Stock issued and outstanding, as of December 31, 1999. All Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

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

The Company has determined that Vac-U-Lift Production Company is not a viable concern and will implement steps to close this corporation down. Vac-U- Lift utlizes the swabbing method of oil extraction and not the regular pump jack method which is utilized in Nutek Oil Inc. This is a very labor intensive and expensive method and the company has determined that the funds needed to get this business back into any type of reasonable production could be utilized to better effect elsewhere within the Company.

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

The Company is currently in litigation with two separate lawsuits. They are:

A former employee at Vac-u-lift, herein referred to as the Plaintiff, slipped and fell on wet grass outside the offices, in Jourdanton, TX, and subsequently alleged that she twisted her knee. She file a complaint against the company for various health conditions, and $500,000. Their attorney filed two separate suits, of which the company was unable to properly Respond to the first suit, and subsequently the Plaintiff received Summary judgment against NuTek. Since Plaintiff did not follow specific legal procedures against NuTek, which is considered a foreign corporation where the suit was filed in Texas, the Company has initiated a restricted appeal to have the ruling reversed.
The second suit was answered, in July, 1999, and since it is tied to the first suit, nothing has happened since. The Company plans to concurrently file a counter suit for $150,000 in damages. The Company has been successful in the appeal of this judgement and the Texas Courts have overturned the judgement issued against the company.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Nutek, Inc.
                                            ------------
                                            (Registrant)


/s/ Murray N. Conradie
-------------------
Murray N. Conradie,
President and Chairman

Date: August 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                             Nutek, Inc.
                                            ------------
                                            (Registrant)


/s/  Pamela Horick
-----------------------------------
Pamela Horick, Corporate Secretary
Date:  August 14, 2000