Form 10QSB
period 2000-09-30
NUTEK INC
filed 2000-11-21
CIK 795824

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended September 30, 2000
--------------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 43,523,675 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 2000. The Registrant has 793,500 Preferred Stock issued and outstanding as of September 30, 2000.

Traditional Small Business Disclosure Format (check one)     Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-14

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   20

Item 2.   Changes in Securities and Use of Proceeds............   20

Item 3.   Defaults upon Senior Securities......................   20

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   20

Item 5.   Other Information.....................................  20

Item 6.   Exhibits and Reports on Form 8-K......................  20

Signatures......................................................  21

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 1999 and September 30, 2000

BALANCE SHEET


ASSETS
                                     Unaudited          Audited
                                 --------------------------------
                                 September 30,          December 31,
                                     2000               1999

CURRENT ASSETS

Cash                             $   48,307.00    $    81,404.00
Accounts Receivable                 201,941.00         75,706.00
Inventory                           201,452.00         40,463.00
Prepaid Expenses                          0.00              0.00
                                 -------------      ------------
Total Current Assets                451,700.00        197,573.00

PROPERTY AND EQUIPMENT

Property and Equipment
   (net of depreciation)          3,035,834.00      1,362,600.00

                                   ------------      -----------
Total Property and Equipment      3,035,834.00      1,362,600.00

OTHER ASSETS

Patent Rights Acquired
(net of amortization)            1,265,229.00       1,259,692.00

Goodwill (net of amortization)           0.00               0.00

Rent Deposit                         3,310.00           3,310.00
                                 -------------     -------------

Total Other Assets               1,268,539.00       1,263,002.00

                                  --------------    ------------

TOTAL ASSETS                   $ 4,756,073.00     $ 2,823,175.00
                               ==============     ==============


         See accompanying notes to financial statements

                                Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                  AS AT
                   December 31, 1999 and September 30, 2000

BALANCE SHEET


LIABILITIES & EQUITY

                                 September 30,     December 31,
                                   2000              1999

CURRENT LIABILITIES

Accounts Payable                  $  19,766.00      $  30,392.00
Short Term Notes Payable            482,393.00        566,641.00
Discount on Notes Payable                            (32,130.00)
                                  --------------   -------------
Total Current Liabilities           502,159.00        564,903.00

OTHER LIABILITIES

Long Term Notes Payable              57,605.00        192,000.00
Unamortized Interest Payable         13,424.00         42,224.00
Accrued Bond Interest                     0.00         28,000.00
Bonds Payable                             0.00        142,000.00
Deposits received                         0.00         15,000.00
Patent Rights Acquired Liability    670,000.00        770,000.00
Clipper Asset Purchase Liability    639,948.00              0.00
Equipment Lease                      18,547.00              0.00
                                  -----------      -------------
Total Other Liabilities           1,399,524.00      1,189,224.00
                                   -----------     -------------
Total Liabilities                 1,901,683.00      1,754,127.00

EQUITY

Common Stock, $0.001 par value,
authorized 50,000,000 shares;
common shares; issued and
outstanding at December 31, 1999,
36,328,044 common shares.
issued and outstanding at
September 30, 2000,
43,523,675 common shares              43,524.00        36,328.00

Additional Paid in Capital         7,333,325.00     5,924,415.00

Preferred Stock, $.001 par
value, authorized
5,000,000 shares
issued and outstanding at
September 30, 2000 and December 31
1999, 793,500 preferred shares           794.00           794.00

Royalty Investors                     55,000.00        55,000.00

Treasury Stock                       (45,448.00)      (45,448.00)

Retained (Deficit)                (4,532,805.00)   (4,802,041.00)

Common Stock Subscribed                    0.00      (100,000.00)
                                 --------------     -------------

Total Stockholders' Equity         2,854,390.00     1,069,048.00

TOTAL LIABILITIES &
OWNER'S EQUITY                   $ 4,756,073.00   $ 2,823,175.00
                                 ==============   ==============

            See accompanying notes to financial statements


STATEMENT OF OPERATIONS

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                         FOR 3 AND 9 MONTHS ENDED
                   September 30, 1999 and September 30, 2000


                                  Unaudited                        Audited
                                  ---------                        --------
                      Three months ended   Nine months ended         Jan 1
                           September 30       September 30           1999,
                                                                   to Dec. 31
                           2000      1999      2000      1999        1999
                          -------   ------   -------    ------     ----------

Revenues                  396,174    62,217   1,083,532   148,900    238,039

COSTS AND EXPENSES
Cost of Goods Sold         93,763     9,368    273,423    21,293     30,267
Selling, General and
  Administrative          117,408    58,959    346,996   282,567    345,790
Depreciation Expense       51,691    40,664    130,785    70,311    110,626
Interest Expense            3,460     8,089      7,078    23,082     31,467
Amortization of
   Intangibles             18,433    23,462     56,014    29,523     62,367
                        ---------   -------    -------    ------    -------

Total Costs and Expenses  284,755   140,542    814,296    426,776   580,517
                        ---------   -------    -------    ------    -------

Net Ordinary Income
   or (Loss)              111,419   (78,325)   269,236   (277,876) (342,478)
                        =========   ========   =======   ========= =========

Basic weighted average
number of common
shares outstanding    41,774,159 25,731,485 41,774,159 27,435,688 30,214,222

Basic Net Loss
   Per Share                0.003    (0.003)     0.006     (0.01)     (0.01)


           See accompanying notes to financial statements

                                    Nutek, Inc.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                               FOR 9 MONTHS ENDED
                        September 30, 1999 and September 30, 2000


STATEMENT OF CASH FLOWS

                                       January 1, 2000    January 1, 1999
                                       to September 30,   to September 30,
                                       2000               1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations            269,236.00          (277,876.00)

Adjustments to reconcile net
income to net cash provided
Items not requiring cash             (265,000.00)          155,850.00

Depreciation Expense                  130,785.00            70,311.00

Amortized Interest Expense              7,078.00            23,082.00

Amortization of Intangibles            56,014.00            29,523.00

(Increase)/Decrease in
  accounts receivable                (126,235.00)          (19,357.00)

(Increase)/Decrease in
  inventory                          (160,989.00)           (8,677.00)

(Increase)/Decrease in Deposits             0.00                 0.00

Increase/(Decrease) in Accounts
Payable                               (10,626.00)          (33,149.00)

Net cash flow provided by operating
activities                            (99,737.00)          (60,293.00)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Century Clock Molds           0.00            45,483.00
  Electrostatic Light Switch                0.00            30,000.00
  Handi Plate                               0.00            46,995.00

Net cash used by investing
activities                                  0.00          (122,478.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock             253,153.00           466,045.00

Increase/(Decrease) in Notes
payable                              (186,513.00)         (214,174.00)

Treasury Stock                              0.00                 0.00

Net cash provided by financing
activities                             66,640.00           251,871.00

Balance at beginning of
period                                 81,404.00            11,250.00

Net increase (decrease) in cash       (33,097.00)           69,100.00

Balance as at end of
period                                 48,307.00            80,350.00



              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                September 30, 2000

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated in August of 1991 (Date of Inception) under the laws of the State of Nevada, as Nutek, Inc. (The Company) and is engaged primarily in the oil and gas industry.

SRC International, Inc. was incorporated June 20, 1997 in Illinois. SRC International Inc. manufactures "Super Glide" a rail covering made of an extremely durable, super-slick, space age polymer designed to reduce friction between rails and hangers in the dry cleaning and garment industries.

Vac-U-Lift Production Company was incorporated in the state of Texas in March of 1995 and is in the oil extracting industry on leases in Texas. The Company remained inactive until it was acquired in June of 1996 by Nutek.

Century Clocks Inc is a Nevada corporation formed by Nutek, Inc. and doing business in California. Century Clocks has a joint venture agreement with the Department of Veterans Industries, produces clocks assembled and packaged by U.S. veterans.

Elite Fitness Systems Inc. is a Nevada corporation doing business in California. Elite Fitness Systems Inc. markets a proven fitness system that has kept the world's finest fighting force in supreme physical condition.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The accompanying consolidated financial statements include the accounts of Nutek Inc., and its different business segments, SRC International, Inc., Vac-U-Lift Production Company, Inc., Century Clocks Inc., and Elite Fitness Systems Inc. All significant inter-company balances and transactions have been eliminated.

Accounting policies and procedures have not been determined except as follows:

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

                              Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

5. The Company experienced losses during the past two fiscal tax years reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109. The Company's marginal tax rate is 15%. Its effective tax rate is zero. It has net operating losses of $4,532,805.00. These losses begin to expire in 2004. The estimated tax benefit of these losses is $720,306.00. Due to the Company's going concern doubts, management deemed it less than likely that these benefits would be utilized and there were no deferred tax benefits recorded.

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation. Depreciation recorded during 1998 was 116,837.00. Depreciation recorded during 1999 was $110,626.00.

8.   The Company has adopted December 31 as its fiscal year end.

9. The Company expenses its research and development in the period it's incurred.

10. All non cash exchanges of stock for services rendered or other purposes were recorded at the market value of the stock exchanged.

11. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments expected to be held less than three months).


               Schedule of non cash financing activities
                                           at June 2000           1999

Common stock issued for investments
     in other companies                     $ 50,000.00    $   25,000.00
Common stock issued for patents                               180,000.00
Common stock issued for clock molds                           157,800.00
Common stock issued for
     canceling trade payables                                 129,232.00
Common stock issued for oil well equipment                     21,000.00
Common Stock issued for Clipper assets        639,948.00            0.00
Common stock issued in exchange for services                  195,324.00
Notes issued for purchase of patent                           770,000.00

Total                                       $689,948.00    $1,478,356.00


Assets and leases of the Clipper Operating Company were acquired on 02/23/2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948.00 a note was issued for the balance of the purchase price.

Kristi and Co was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co at the current market price of $0.20.

12. The Company has adopted SOP 98-5. Start-up costs and reorganization costs were expensed when SOP 98-5 was adopted.

13. Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

                                    Nutek, Inc.
                            NOTES TO FINANCIAL STATEMENTS


14. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1998 was $10,175. The amount of amortization recorded in 1999 was $62,367.00.

15. Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

16. The Company has adopted FASB 121. Management determined that as the major intangible asset, the electric light switch, was purchased late in 1999 there had not be a significant reduction in the usefulness of the asset at December 31, 1999.

17. The Company does not currently have any stock options issued. The company has adopted FASB 123 and will account for stock issued for services and stock options under the fair value method.

18. The Company has adopted FASB 115. Its equity securities are classified as available for sale and reported at fair value.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of manufacturing equipment and clock molds.


                      Estimated Useful Life
                      ---------------------
      Manufacturing Equipment       $  578,886.00     5-7    Years
      Drilling Equipment - Vaculift $  219,937.00     6-7    Years
      Office Equipment              $  128,506.00     6-8    Years
      Clipper Assets                $1,445,854.00     6-8    Years
      Furniture & Fixtures          $   57,344.00     7-12   Years
      Super Glide Molds             $  243,581.00    10-15   Years
      Handi Plate Molds             $  135,577.00    10-15   Years
      Clock Molds                   $  226,149.00    10-15   Years
                                    -------------
                                    $3,035,834.00



NOTE 4 - OTHER ASSETS

Other assets consists of patents, design and artwork and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.


Electrostatic light switch               $  952,434.00
Dowel Maker                                   9,072.00
Handi Plate Patent                          242,851.00
Website                                      60,872.00
                                         -------------
                                         $1,265,229.00


                                    Nutek, Inc.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Long-term debt consists of the following:

Note payable to John L Rainaldi,
a stockholder, 15% per annum                    $57,605.00
payments based upon the terms
of the related loan agreements, secured by     ------------
stockholders of the Company.                     57,605.00

All other notes payable are non interest bearing. Interest on notes payable which are non interest bearing have been imputed at the rate of 9% per annum.

            Short Term Notes Payable        $482,393.00

Principal payments over the next five years approximate the following:
Year ending December 31,

                              2000              $147,365
                              2001                55,236
                              2002                16,718
                              2003                18,332
                              2004                 3,137
                              Thereafter          21,212
                                                --------
                                                 262,000
                                                --------


NOTE 6 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $4,532,805.00. The carry forwards expire through 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the year ended December 31, 1999. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

      Deferred tax asset
          Net operating loss carry forwards      $ 4,532,805.00
          Valuation allowance                     (4,532,805.00)
                                                --------------
                   Net deferred tax asset                -0-

                                  Nutek, Inc.
                          NOTES TO FINANCIAL STATEMENT


NOTE 7 - CONTINGENCIES AND COMMITMENTS

1.  Office Lease

The Company leases office space in California on a month-to-month basis with aggregate monthly rent of approximately $2,856.00. Rent recorded during 1998 and 1999 respectfully was $22,643.50 and $21,218.25.

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

NOTE 8 - ACQUISITIONS

Patent rights for an electro static light switch were acquired August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000.00 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. As at December 31, 1999, the Company still owes $770,000.00 as only a portion of the $150,000.00 was paid.

Nutek Oil Inc., some of the assets and properties of the Clipper Operating Company were acquired on 02/23/2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948.00 a note was issued for the balance of the purchase price.

Vac-U-Lift Production Company, Inc. In June of 1996, the company exchanged 100,000 shares of its common stock and a certain amount of cash to acquire all of the outstanding common shares of Vac-U-Lift Production Company, Inc., a Texas corporation. The business combination was been accounted for under the purchase method of accounting. There was no goodwill or intangible assets recorded for this acquisition.

SRC International Inc. was acquired for 1,000,000 shares of the Company's common stock for all the outstanding stock of SRC International, Inc. in a transaction consummated on 04/01/1998. SRC International Inc. manufactures "Super Glide" a rail covering made of an extremely durable, super-slick, space age polymer designed to reduce friction between rails and hangers in the dry cleaning and garment industries. The business combination has been accounted for under the pooling of interest method.

Elite Fitness was acquired 04/07/1999 for 125,000 shares of the Company's stock in exchange for the outstanding common stock of Elite Fitness. The business combination has been accounted for under the pooling of interest method. Elite Fitness Systems Inc. markets a proven fitness system that has kept the world's finest fighting force in supreme physical condition.

Century Clocks, Inc. (a Nevada Corporation) was incorporated on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800.00 were acquired. Shares in the amount of 1,315.000 with a fair market value of $.12 totaling $157,800.00 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

Kristi and Co was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co. The business combination has been accounted for under the purchase method of accounting for business combinations. Kristi and Co. has the rights to certain woman's resort wear clothing designs and design groups. Kristi and Co. plans to market these items and to continue creating new designs. Kristi and Co. was incorporated September 13, 1999. Kristi and Co. reported the rights and assets purchased at their historical cost of zero due to the related party transaction with management. When Nutek, Inc. purchased
Kristi and Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi and Co. owned under the purchase method of accounting for business combinations, APB 16. Current sales and cash flows of Kristi and Co.'s line indicate that the valuation was accurate.

                               Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 1999, Murray Conradie, President of Nutek, Inc., has loaned the Company $57,000.00 as a result of his brokering the purchase of clock molds from South Africa. Mr. Conradie was formerly an officer and manager of Century Clocks SA. He negotiated a purchase of clock molds from South Africa. This was a three party transaction which involved Mr. Conradie purchasing the molds in South Africa and then transferring the clock molds to Century Clocks, Inc., a company wholly owned by Nutek, Inc. and formed to pursue this business
opportunity.   The clock molds were recorded at Mr. Conradie's, the
transferor's, historical cost and book value.  There were no inventories
involved in these transactions.   Mr. Conradie also received 1,050,000 of
the Company's common stock valued at $126,000.00, December 30, 1999 the day the stock was authorized and recorded in the Company's minutes.

NOTE 10 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern. The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern.


NOTE 11 - YEAR 2000 ISSUE

The Company experienced no disruption in business to customers or vendors or had a material adverse effect on the company's business, financial condition or results of operations related to the year 2000.

NOTE 12. - LITIGATION

A lawsuit was initiated by the Company to recover 1,000,000 shares of its common stock which was issued to an individual for services which were not received. This case goes to trial in September of 2000. This case was successfully resolved by Nutek 11/2000 before going to trial.

                                 Nutek, Inc.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

On July 19, 2000, the Company sold its website BuyNetPlaza.com and the names BuyNetAuctions.com and BuyNetB2B.com to Bentley Communications for 100,000 shares of Bentley Restricted Stock.

NOTE 14 - SEGMENT INFORMATION

The Company has adopted FASB 131. The adoption of FASB 131 did not affect results of the companies statement of operations or financial position, but did affect the disclosure of segment information. The Company operates within two segments, retail sales and exploration and production of oil and gas. Retail sales includes Elite Fitness, Electrostatic light switch and Century Clocks. During 1999, the Company's oil and gas exploration production was immaterial and is excluded from the discussion below.


                            Elite        Century    Switch
                            Fitness      Clocks     Plate          Total
                          -----------------------------------------------
Operations Summary
Revenues                  191,653.00         0.00           0.00   191,653.00
Operating Costs
Cash Operating Costs       56,114.00         0.00           0.00    56,114.00
Depreciation
   and Amortization             0.00    29,727.00      58,333.33    88,060.33
Operating Income
   or (Loss)              135,539.00   (29,727.00)    (58,333.33)   47,478.67

Identifiable net property and equipment:

Equipment                              257,800.00
Patents, Designs & Logo    14,024.00                1,000,000.00
                          ---------------------------------------------------
Total                      14,024.00   257,800.00   1,000,000.00




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



The Company achieved $111,419 profit for the Third Quarter ended, September 30,
2000, based on revenues of $396,174. This compares to a net loss of $78,325 for the Third Quarter last year, against revenues of $62,217. For the first nine months of this fiscal year, ending September 30, 2000, the Company achieved a profit of $269,236, based on 9 months revenues of $1,083,532. This compares to a net Loss of $277,876 for the same period last year against revenues of $148,900.

The Company has an accumulated retained deficit of $4,532,805 as of September
30, 2000. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve sustained profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected.
There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company accumulated a retained deficit of $4,532,805.
For the nine month period ended September 30, 2000 and had a profit of $269,236. This represents a basic profit per share of $0.006. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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

Results of Operations

For the Third Quarter, ended September 30, 2000, the Company has generated
$396,174 in revenues and generated a profit of $111,419 for the same period. This compares to $62,217 in revenues and a net loss of $78,325 for the same period last year. Through January 1, 2000 to September 30, 2000, the Company has increased its working capital position from negative $367,330 at December 31, 1999 to a negative $50,459.

During the Third Quarter, the Company continued to run tests with a number of its products. The Company is still in the process of developing its Website. The majority of the Company's expenses for the Quarter included selling, general administrative costs ($117,408) followed by cost of goods sold ($93,763).

Plan of Operation

1)  For the Third Quarter, ended September 30, 2000, the Company has generated
$396,174 in revenues and generated a profit of $111,419 for the same period. This compares to $62,217 in revenues and a net loss of $78,325 for the same period last year. The Company's selling, general and administration costs increased from $58,959 for the same period last year to $117,408 for the Third Quarter this year. Based on the increase in revenues cost of goods for the Third Quarter this year were $93,763 as compared to $9,368 for the period last year. Depreciation costs for the Third Quarter this year were $51,691, as compared to $40,664 for the same period last year.


As of September 30, 2000, the Company has forty three million five hundred twenty-three thousand six hundred seventy-five (43,523,675) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately four hundred thirty-seven (437) shareholders of record.
The Company also has seven hundred ninety-three thousand five hundred
(793,500) shares of its $0.001 par value Preferred Stock issued and outstanding, as of December 31, 1999. All Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

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

As an On Going concern, if the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or
privileges senior to those of the Company's Common Stock.   The Company
does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations.  Any such indebtedness could contain covenants which would restrict the Company's operations.  There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

The Company has determined that Vac-U-Lift Production Company is not a viable concern and will implement steps to close this corporation down. Vac-U- Lift utilizes the swabbing method of oil extraction and not the regular pump jack method which is utilized in Nutek Oil Inc. This is a very labor intensive and expensive method and the company has determined that the funds needed to get this business back into any type of reasonable production could be utilized to better effect elsewhere within the Company.

The Company currently has thirteen (14) employees of which three (3) are Officers of the Company. As the Company begins to develop its other product lines it will need to add employees.

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

The Company is currently in litigation with two separate lawsuits. They are:

A former employee at Vac-u-lift, herein referred to as the Plaintiff, slipped and fell on wet grass outside the offices, in Jourdanton, TX, and subsequently alleged that she twisted her knee. She filed a complaint against the company for various health conditions, and $500,000. Their attorney filed two separate suits, of which the company was unable to properly Respond to the first suit, and subsequently the Plaintiff received Summary judgment against NuTek. Since Plaintiff did not follow specific legal procedures against NuTek, which is considered a foreign corporation where the suit was filed in Texas, the Company has initiated a restricted appeal to have the ruling reversed. The second suit was answered, in July, 1999, and since it is tied to the first suit, nothing has happened since. The Company plans to concurrently file a counter suit for $150,000 in damages. The company successfully overturned this judgment.

The other case pending in the court system involves an individual who represented himself to the company to be an attorney. It was later discovered that this individual misrepresented himself and was not an attorney. This individual offered to find purchasers of the Company's common stock, in order to enhance the capitalization for the Company, so that it could pursue other projects. The Company issued the transfer company, which is controlled by this individual 1,000,000 shares of common stock to sell for the Company in order to enable this individual to raise money for the company. No sales took place, nor was any of these shares sold for NUTK.
The individual in question, has refused to return these common shares to the Company. The company has initiated a lawsuit to recover the stock, and under court Jurisdiction, this block of stock was interpleaded with the Court. The
Company is scheduled to go to trial in September 2000. This case has also successfully been resolved Nutek before going to trial.

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


                                             Nutek, Inc.
                                            ------------
                                            (Registrant)


/s/ Murray N. Conradie
-------------------
Murray N. Conradie,
President, Chairman and CFO


Date: November 21, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                             Nutek, Inc.
                                            ------------
                                            (Registrant)


/s/  Pamela Horick
-----------------------------------
Pamela Horick, Corporate Secretary
Date:  November 21, 2000



