Form 10QSB/A
period 2000-03-31
NUTEK INC
filed 2000-11-28
CIK 795824

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                           Amendment No 2 to Form 10-QSB

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

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-15

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   20

Item 2.   Changes in Securities and Use of Proceeds............   20

Item 3.   Defaults upon Senior Securities......................   20

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   20

Item 5.   Other Information.....................................  20

Item 6.   Exhibits and Reports on Form 8-K......................  20

Signatures......................................................  21

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2000. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 1999 and March 31, 2000


ASSETS

                                  March 31,           December 31,
                                  2000                1999
                                  ---------           ------------
CURRENT ASSETS

Cash                           $   76,384.00        $   81,404.00
Accounts Receivable                98,036.00            75,706.00
Inventory                         124,096.00            40,463.00
Prepaid Expenses                        0.00                 0.00
                               -------------        -------------
Total Current Assets              298,516.00           197,573.00


PROPERTY AND EQUIPMENT

Property and Equipment
(net of depreciation)           2,875,971.00         1,362,600.00
                               -------------        -------------
Total Property and Equipment    2,875,971.00         1,362,600.00

OTHER ASSETS

Patent Rights Acquired
(net of amortization)           1,240,934.00         1,259,692.00

Website                            12,000.00                 0.00

Rent Deposit                        3,310.00             3,310.00
                               -------------        -------------

Total Other Assets              1,256,244.00         1,263,002.00
                               -------------        -------------

TOTAL ASSETS                   $4,430,731.00        $2,823,175.00
                               =============        =============


         See accompanying notes to financial statements

                            Nutek, Inc.
                           CONSOLIDATED
                           BALANCE SHEET
                               AS AT
              December 31, 1999 and March 31, 2000


LIABILITIES & EQUITY

                                 March 31,        December 31,
                                 2000             1999
                                 ------------     -----------
CURRENT LIABILITIES

Accounts Payable                $   27,388.00    $   30,392.00
Short Term Notes Payable           439,206.00       566,641.00
Discount on notes Payable                           (32,130.00)
                                -------------    -------------
Total Current Liabilities          466,594.00       564,903.00

OTHER LIABILITIES

Long Term Notes Payable             73,205.00       192,000.00
Unamortized Interest Payable        13,424.00        42,224.00
Accrued Bond Interest               28,000.00        28,000.00
Bonds Payable                      142,000.00       142,000.00
Deposits received                        0.00        15,000.00
Patent Rights Acquired Liability   730,000.00       770,000.00
Clipper Asset Purchase Liability   639,948.00             0.00
                                  ------------    ------------
Total Other Liabilities          1,626,577.00     1,189,224.00
                                 -------------    ------------
Total Liabilities                2,093,171.00     1,754,127.00

EQUITY

Common Stock, $0.001 par value,
authorized 50,000,000 shares;      40,964.00         36,328.00
issued and outstanding at
March 31, 2000, 40,964,159
common shares; issued and
outstanding at December 31, 1999,
36,328,044 common shares.

Additional Paid in Capital        7,048,092.00    5,924,415.00

Preferred Stock, $.001 par
value, authorized
5,000,000 shares                        794.00          794.00
issued and outstanding at
March 31, 2000 and December 31
1999, 793,500 preferred shares

Royalty Investors                     55,000.00      55,000.00

Treasury Stock                       (45,448.00)    (45,448.00)

Retained (Deficit)                (4,761,842.00) (4,802,041.00)

Common Stock Subscribed                    0.00    (100,000.00)
                                  -------------  --------------

Total Stockholders' Equity         2,337,560.00   1,069,048.00

TOTAL LIABILITIES &
OWNER'S EQUITY                    $4,430,731.00  $2,823,175.00
                                  =============  ==============

            See accompanying notes to financial statements

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                            FOR 3 MONTHS ENDED
                   March 31, 1999 and March 31, 2000



STATEMENT OF OPERATIONS


                                    Unaudited        Audited
                                   ---------         --------
                              Three months ended      Jan 1
                                March 31              1999,
                                                      to Dec.
                              2000        1999        31, 1999
                             -------     ------      ------------

REVENUES                     198,048.00        0.00    238,039.00

COSTS AND EXPENSES
Cost of Goods Sold            33,280.00        0.00     30,267.00
Selling, General and
  Administrative              75,976.00  113,466.00    345,790.00
Depreciation Expense          29,614.00    6,668.00    110,626.00
Interest Expense                 158.00    7,200.00     31,467.00
Amortization of Intangibles   18,821.00    1,369.00     62,367.00
                             ----------  ----------   -----------

Total Costs and Expenses     157,849.00  128,703.00    580,517.00
                             ----------  ----------   -----------

Net Ordinary Income or
(Loss) before income taxes    40,199.00 (128,703.00)  (342,478.00)

Income Tax Expense            11,413.00        0.00          0.00

Benefit due to loss
Carryforward                 (11,413.00)       0.00          0.00

Net Income or (Loss)          40,199.00 (128,703.00)  (342,478.00)
                              ========== ============  ============

Basic weighted average
number of common
shares outstanding          36,758,236    24,314,320   30,214,222

Basic Net Loss Per Share        0.001        (0.005)        (0.01)


           See accompanying notes to financial statements

                           Nutek, Inc.
                          CONSOLIDATED
                      STATEMENT OF CASH FLOWS
                         FOR 3 MONTHS ENDED
                March 31, 1999 and March 31, 2000


STATEMENT OF CASH FLOWS

                                       January 1, 2000    January 1, 1999
                                       to March 31,       to March 31
                                       2000               1999
                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations             40,199.00           (128,703.00)

Adjustments to reconcile net
income to net cash provided
Items not requiring cash

Services Received for stock                 0.00             79,350.00

Depreciation Expense                   29,614.00              6,668.00

Amortized Interest Expense                158.00              7,200.00

Amortization of Intangibles            18,821.00              1,369.00

(Increase)/Decrease in
  accounts receivable                 (22,330.00)           (14,250.00)

(Increase)/Decrease in
  inventory                           (83,633.00)                 0.00

(Increase)/Decrease in Deposits             0.00                  0.00

Increase/(Decrease) in Accounts
Payable                                (3,004.00)               474.00

Net cash flow provided by operating
activities                            (20,175.00)           (47,892.00)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Century Clock Molds           0.00                  0.00
  Purchase Kristi & Co                 29,812.00                  0.00
  Purchase of Website                  12,000.00                  0.00
  Purchase of Electrostatic Light      40,000.00                  0.00
  Purchase of Handi Plate Patent            0.00             46,995.00

Net cash used by investing
activities                            (81,812.00)           (46,995.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock             311,067.00             94,496.00

Increase/(Decrease) in Notes
payable                              (214,100.00)            (8,700.00)

Treasury Stock                              0.00                  0.00

Net cash provided by financing
activities                             96,967.00             85,796.00
                                       ---------             ---------
Balance at beginning of
period                                 81,404.00             11,250.00
                                       ---------             ---------
Net increase (decrease) in cash        (5,020.00)            (9,091.00)

Balance as at end of
period                                 76,384.00              2,159.00
                                       =========             =========

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

Century Clocks, Inc. is a Nevada corporation formed by Nutek, Inc. and doing business in California. Century Clocks has a joint venture agreement with the Department of Veterans Industries, produces clocks assembled and packaged by U.S. veterans.

Elite Fitness Systems Inc. is a Nevada corporation doing business in California. Elite Fitness Systems Inc. markets a proven fitness system that has kept the world's finest fighting force in supreme physical condition.

Kristi & Co. was incorporated on September 13, 1999, is a Nevada corporation doing business in California marketing women's resort wear clothing designs and design groups was purchased by the company 01/06/2000.

Nutek Oil, Inc. was incorporated December 3, 1998, purchased selected equipment and assets on 02/23/2000 from Clipper Operating Company and is in the oil producing business.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The accompanying consolidated financial statements include the accounts of Nutek Inc., and its different business segments, SRC International, Inc., Vac-U-Lift Production Company, Inc., Century Clocks Inc., Elite Fitness Systems
Inc., Kristi & Co. and Nutek Oil, Inc. All significant inter-company balances and transactions have been eliminated.

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

                              Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

5. The Company experienced losses during the past two fiscal tax years reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109. The Company's marginal tax rate is 15%. Its effective tax rate is zero. It has net operating losses of $4,761,842.00. These losses begin to expire in 2004. The estimated tax benefit of these losses is $708,894.00. The Company had a profit of $40,199.00 for the first quarter of 2000 with a marginal tax rate of 34%, the company would have tax expenses of $11,412.00 reduced by deferred tax benefits related to net operating loss carryforwards of $11,412.00. The company's effective tax rate is 0%

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of deprecation. Depreciation recorded during 1998 was $116,837.00. Depreciation recorded during 1999 was $110,626.00. Depreciation recorded during the first three months of 2000 was $29,614.00.

8.   The Company has adopted December 31 as its fiscal year end.

9. The Company expenses its research and development in the period it's incurred.

10. All non cash exchanges of stock for services rendered or other purposes were recorded at the market value of the stock exchanged.

11. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments with a maturity of less than 90 days).


                   Schedule of non-cash financing activities

                                              As at
                                           March 31 2000       1999

Common stock issued for investments
     in other companies                     $ 50,000.00    $   25,000.00
Common stock issued for patents                    0.00       180,000.00
Common stock issued for clock molds                0.00       157,800.00
Common stock issued cancel trade payables          0.00       129,232.00
Common stock issued for oil well equipment         0.00        21,000.00
Common Stock issued for Clipper assets       639,948.00             0.00
Common stock issued in exchange for services       0.00       195,324.00
Common stock issued to cancel Notes Payable  120,000.00             0.00
Notes issued for purchase of patent                0.00       770,000.00
                                            -----------    -------------
Total                                       $809,948.00    $1,478,356.00



Assets and leases of the Clipper Operating Company were acquired on 02/23/2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948.00 a note for $639,948.00 was issued for the balance of the purchase price.

Kristi and Co, Inc. was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co at the current market price of $0.20, and a note for $50,000.00 with annual interest of 7% was issued for the balance of the purchase price, payable within 18 months.

12. The Company has adopted SOP 98-5. Start-up costs and reorganization costs were expensed when SOP 98-5 was adopted.

13. Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

                                    Nutek, Inc.
                            NOTES TO FINANCIAL STATEMENTS


14. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1998 was $10,175. The amount of amortization recorded in 1999 was $62,367.00. Amortization recorded for the first three months of 2000 was $18,821.00.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of manufacturing equipment, oil leases and equipment, office equipment, furniture and fixtures and molds.


                      Estimated Useful Life
                      ---------------------
                                  March 2000    December 1999
                                  ----------    -------------

Manufacturing Equipment       $  498,924.00   $  336,723.00     5-7    Years
Drilling Equipment - Vaculift $  229,201.00   $  234,000.00     6-7    Years
Office Equipment              $  128,922.00   $  106,325.00     6-8    Years
Clipper Assets                $1,342,548.00   $        0.00     6-8    Years
Furniture & Fixtures          $   48,930.00   $   47,446.00     7-12   Years
Super Glide Molds             $  251,110.00   $  255,003.00     10-15  Years
Handi Plate Molds             $  140,560.00   $  142,341.00     10-15  Years
Clock Molds                   $  235,776.00   $  240,762.00     10-15  Years
                              -------------   -------------
                              $2,875,971.00   $1,362,600.00



NOTE 4 - OTHER ASSETS

Other assets consists of patents, design and artwork and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.


                                  March 2000      December 1999
Electrostatic light switch      $  975,927.00     $  987,890.00
Dowel Maker                     $    9,544.00     $    9,789.00
Handi Plate Patent              $  255,463.00     $  262,013.00
Website Development             $   12,000.00     $        0.00
Rent Deposit                    $    3,310.00     $    3,310.00
                                -------------     -------------
                                $1,256,244.00     $1,263,002.00


                                    Nutek, Inc.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Note payable to John L Rainaldi,
a stockholder, 15% per annum                    $72,305.00
payments based upon the terms
of the related loan agreements, secured by     ------------
stockholders of the Company.                     72,305.00

All other notes payable are non interest bearing. Interest on notes payable which are non interest bearing have been imputed at the rate of 9% per annum.

            Short Term Notes Payable        $439,206.00

Principal payments over the next five years approximate the following:
Year ending December 31,

2000              $147,365
2001                55,236
2002                16,718
2003                18,332
2004                 3,137
Thereafter          21,212
                  --------
                 $ 262,000
                 ---------


NOTE 6 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $4,761,842. The carry forwards expire through 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the year ended December 31, 1999. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

      Deferred tax asset
          Net operating loss carry forwards      $ 4,761,842.00
          Valuation allowance                     (4,761,842.00)
                                                 --------------
                   Net deferred tax asset                -0-

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

4.  Subscriptions receivable

The Company has received common stock subscriptions in the amount of $100,000.00. The Company reported this as part of shareholder's equity. The Company received the payment for the subscriptions in the first quarter 2000.

NOTE 8 - ACQUISITIONS

Patent rights for an electro static light switch were acquired August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000.00 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. As at December 31, 1999, the Company still owes $770,000.00 as only a portion of the $150,000.00 was paid. As of March 31, 2000 the balance is $730,000.00.

Nutek Oil Inc., some of the assets and leases of the Clipper Operating Company were acquired on 02/23/2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948.00 a note for $639,948.00 was issued for the balance of the purchase price.

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

                               Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS (Continued)

Kristi and Co was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co and a note payable in the amount of $50,000.00 payable within 18 months at an interest rate of 7% per annum. Kristi and Co. has the rights to certain woman's resort wear clothing designs and design groups. Kristi and Co. plans to market these items and to continue creating new designs. Kristi and Co. was incorporated September 13, 1999. Kristi and Co. reported the rights and assets purchased from Kristi Hough at their historical cost of zero in a manner similar to a pooling of interest due to the common control of management, per APB Opinion
16. When Nutek, Inc. purchased Kristi and Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi and Co. owned under the purchase method of accounting for business combinations per APB 16 as there was not a common control issue for this transaction. Accordingly, these designs and client lists were restated at their estimated fair market values per the best judgment of management. Since these customer lists, designs and patterns had previously generated revenues of approximately $1,500,000 for a company in a similar line of business. Nutek, Inc. estimated the customer list at $30,000.00 and the designs and patterns at $70,000.00 Current sales and cash flows of Kristi and Co.'s line indicate that the valuation was accurate.

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

Kristi Hough, vice president, received 250,000 shares of Nutek Inc's common restricted stock and a note payable in the amount of $50,000.00 for the outstanding stock of Kristi and Co., Inc.

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


                            Elite        Century    Switch
                            Fitness      Clocks     Plate          Total
                          -----------------------------------------------
Operations Summary
Revenues                  191,653.00         0.00           0.00   191,653.00
Operating Costs
Cash Operating Costs       56,114.00         0.00           0.00    56,114.00
Depreciation
   and Amortization             0.00    29,727.00      58,333.33    88,060.33
Operating Income
   or (Loss)              135,539.00   (29,727.00)    (58,333.33)   47,478.67

Identifiable net property and equipment:

Equipment                              257,800.00
Patents, Designs & Logo    14,024.00                1,000,000.00
                          ---------------------------------------------------
Total                      14,024.00   257,800.00   1,000,000.00

15.  SHAREHOLDER'S EQUITY

The Company had a reduction in shareholder's equity from its original 10-SB filing due to certain changes as follows:

  Shareholder's equity before adjustments                          $1,334,715

  Revaluing the clock molds based on market price at day
  of transaction                                                     (260,717)
  Increase in Interest expense                                        (31,467)
  Increase in General and Administrative for shares authorized in December for 1999 expenses with the stock issued in January
  2000 and valued at date of authorization                            (39,292)
  Decrease in depreciation as result of revaluation of clock molds     25,080
  Elite Fitness 125,000 shares of common stock issued for purchase issued at $.04 revalued at market price of $.20 for a difference of  20,000
  Oil well equipment purchased for 161,538 shares of common stock at $.001 to $.01 revalued at market price of an average per share
  price of $.13  for a difference of                                   20,729

  Shareholder's equity after adjustments                           $1,069,048




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

The Company is engaged in multiple business activities, which include but are not limited to:

a) Elite Fitness Systems which markets video "fitness program" tapes through infomercials;
b) Internet marketing;
c) Century Clocks, which produces plastic wall clocks;
d) Vac-U-Lift Production, which owns the rights to oil leases in Texas;
e) Kristi & Co. Inc., designs and markets woman's resort wear clothing.
f) Nutek Oil Inc., was incorporated in the State of Texas and acquired some of the assets of Clipper Operating Company and is involved in oil production.
g) Other consumer/industrial products which include: a plastic buffet plate, producing "light switch" covers plates; and, plastic coverings for metal rails,.

The Company's website can be found at: www.nutk.com.



The Company has achieved $40,199 profit for the Quarter ended March 31, 2000, based on revenues of $198,048 As of March 31, 2000, the Company had an accumulated retained deficit of $4,761,842. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to maintain profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company accumulated a retained deficit of $4,761,842. For period ended March 31, 2000 had a profit of $40,199 for First Quarter. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2000. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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

Results of Operations

For the First Quarter, ended March 31, 2000, the Company has generated
$198,048 in revenues and generated a profit of $40,199 for the same period. This compares to no revenues and a loss of $128,703 for the same period last year. Through January 1, 2000 to March 31, 2000, the
Company has increased its working capital position by $199,252 from negative $367,330 at December 31, 1999 to a negative $168,078.

During the First Quarter, the Company continued to run tests with a number of its products. The Company is still in the process of developing its Website. The majority of the Company's expenses for the Quarter included
Selling, general administrative costs.

Plan of Operation

1) During First Quarter ended March 31, 2000 the Company incurred a net profit of $40,199 from operations against revenues of $198,048 as compared to a net loss from operations of $128,703 against no revenues for the same Quarter last year. The Company was able to reduce its selling, general and administration costs from $113,466 for the same period last year to $75,976 for the First Quarter this year. Depreciation costs for the First Quarter this year were $29,614, as compared to $6,668 for the same period last year.

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

The other case pending in the court system involves an individual who represented himself to the company to be an attorney. It was later discovered that this individual misrepresented himself and was not an attorney. This individual offered to find purchasers of the Company's common stock, in order to enhance the capitalization for the Company, so that it could pursue other projects. The Company issued the transfer company, which is controlled by this individual 1,000,000 shares of common stock to sell for the Company in order to enable this individual to raise money for the company. No sales took place, nor was any of these shares sold for NUTK. The individual in question, has refused to return these common shares to the Company. The company has initiated a lawsuit to recover the stock, and under court Jurisdiction, this block of stock was interpleaded with the Court. The
Company is scheduled to go to trial in September 2000. This case has also successfully been resolved by Nutek before going to trial.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

See Exhibit 99.1 for the pro forma financial statements based on historical financial statements of Nutek, Inc., Elite Fitness, Inc. and Kristi and Co,
Inc. adjusted to give effect to the combination resulting from the asset purchase agreement of Elite Fitness, Inc. in April of 1999 and Kristi and Co., Inc. in March of 2000.

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

Date: November 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Pamela Horick
-----------------------------------
Pamela Horick, Corporate Secretary
Date:  November 27, 2000



