Form 10QSB/A
period 2000-06-30
NUTEK INC
filed 2000-11-28
CIK 795824

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                         Amendment No. 1 to Form 10-QSB

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended
June 30, 2000, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2000. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 1999 and June 30, 2000

BALANCE SHEET


ASSETS
                                     Unaudited          Audited
                                 --------------------------------
                                    June 30,          December 31,
                                     2000               1999

CURRENT ASSETS

Cash                             $   71,433.00      $  81,404.00
Accounts Receivable                 113,961.00         75,706.00
Inventory                           125,751.00         40,463.00
Prepaid Expenses                      2,829.00              0.00
                                 -------------      ------------
Total Current Assets                313,974.00        197,573.00

PROPERTY AND EQUIPMENT

Property and Equipment
   (net of depreciation)          3,032,860.00      1,362,600.00
                                 -------------     -------------
Total Property and Equipment      3,032,860.00      1,362,600.00

OTHER ASSETS

Patent Rights Acquired
(net of amortization)            1,222,491.00       1,259,692.00

Website                             31,872.00               0.00

Rent Deposit                         3,310.00           3,310.00
                                --------------     -------------
Total Other Assets               1,257,673.00       1,263,002.00
                                -------------      -------------

TOTAL ASSETS                    $4,604,507.00      $2,823,175.00
                                ==============     =============


         See accompanying notes to financial statements

                                Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                  AS AT
                   December 31, 1999 and June 30, 2000

BALANCE SHEET


LIABILITIES & EQUITY

                                 June 30,         December 31,
                                   2000              1999

CURRENT LIABILITIES

Accounts Payable                 $   22,972.00     $   30,392.00
Short Term Notes Payable            518,144.00        566,641.00
Discount on Notes Payable                             (32,130.00)
                                 -------------     -------------
Total Current Liabilities           541,116.00        564,903.00

OTHER LIABILITIES

Long Term Notes Payable              57,605.00        192,000.00
Unamortized Interest Payable         13,424.00         42,224.00
Accrued Bond Interest                28,000.00         28,000.00
Bonds Payable                       142,000.00        142,000.00
Deposits received                         0.00         15,000.00
Patent Rights Acquired Liability    670,000.00        770,000.00
Clipper Asset Purchase Liability    639,948.00              0.00
Equipment Lease                      19,166.00              0.00
                                 -------------     -------------
Total Other Liabilities           1,570,143.00      1,189,224.00
                                 -------------     -------------
Total Liabilities                 2,111,259.00      1,754,127.00

EQUITY

Common Stock, $0.001 par value,
authorized 50,000,000 shares;        42,774.00         36,328.00
issued and outstanding at
June 30, 2000, 42,774,159
common shares; issued and
outstanding at December 31, 1999,
36,328,044 common shares.

Additional Paid in Capital        7,084,352.00      5,924,415.00

Preferred Stock, $.001 par
value, authorized
5,000,000 shares                        794.00            794.00
issued and outstanding at
June 30, 2000 and December 31
1999, 793,500 preferred shares

Royalty Investors                     55,000.00        55,000.00

Treasury Stock                       (45,448.00)      (45,448.00)

Retained (Deficit)                (4,644,224.00)   (4,802,041.00)

Common Stock Subscribed                    0.00      (100,000.00)
                                 --------------    --------------

Total Stockholders' Equity         2,493,248.00     1,069,048.00

TOTAL LIABILITIES &
OWNER'S EQUITY                    $4,604,507.00    $2,823,175.00
                                  =============    =============

            See accompanying notes to financial statements


STATEMENT OF OPERATIONS

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                         FOR 3 AND 6 MONTHS ENDED
                       June 30, 1999 and June 30, 2000


                                  Unaudited                        Audited
                                  ---------                        --------
                      Three months ended   Six months ended         Jan 1
                           June 30               June 30             1999,
                                                                   to Dec. 31
                           2000      1999      2000      1999        1999
                          -------   ------   -------    ------     ----------

Revenues                  489,310    86,683    687,358    86,683    238,039

COSTS AND EXPENSES
Cost of Goods Sold        146,380    11,925    179,660    11,925     30,267
Selling, General and
  Administrative          153,612   110,142    229,588   223,608    345,790
Depreciation Expense       49,480    22,979     79,094    29,647    110,626
Interest Expense            3,460     7,793      3,618    14,993     31,467
Amortization of
   Intangibles             18,760     4,692     37,581     6,061     62,367
                        ---------   -------    -------    ------    -------

Total Costs and Expenses  371,692   157,531    529,541    286,234   580,517
                        ---------   -------    -------    ------    -------

Net Ordinary Income or
(Loss) before taxes       117,618   (70,848)   157,817   (199,551) (342,478)

Income Tax Expense         33,393      0.00     44,806       0.00      0.00

Benefit due to loss
Carryforward              (33,393)     0.00    (44,806)      0.00      0.00

Net Income or (Loss)      117,618   (70,848)   157,817   (199,551) (342,478)
                        =========   ========   =======   ========= =========

Basic weighted average
number of common
shares outstanding     41,774,159 25,731,485 41,161,167 27,435,688 30,214,222

Basic Net Loss
   Per Share                0.003    (0.003)     0.004     (0.007)    (0.01)


           See accompanying notes to financial statements

                                    Nutek, Inc.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                               FOR 6 MONTHS ENDED
                        June 30, 1999 and June 30, 2000


STATEMENT OF CASH FLOWS

                                       January 1, 2000    January 1, 1999
                                       to June 30,          to June 30,
                                       2000                   1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations            157,817.00          (199,551.00)

Adjustments to reconcile net
income to net cash provided
Items not requiring cash                                   110,850.00

Depreciation Expense                   79,094.00            29,647.00

Amortized Interest Expense              3,618.00            14,993.00

Amortization of Intangibles            37,581.00             6,061.00

(Increase)/Decrease in
  accounts receivable                 (38,255.00)                0.00

(Increase)/Decrease in
  inventory                           (85,288.00)           (7,177.00)

(Increase)/Decrease in Deposits             0.00                 0.00

Increase/(Decrease) in Accounts
Payable                                (7,420.00)          (13,660.00)

Net cash flow provided by operating
activities                            147,147.00           (58,837.00)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Century Clock Molds           0.00            43,000.00
  Purchase of Assets Kristi & Co       40,246.00                 0.00
  Purchase of Website                  31,872.00                 0.00
  Purchase of Electrostatic Light     100,000.00                 0.00
  Purchase of Handi Plate                   0.00            46,995.00
  Purchase of Oil Leases               85,781.00                 0.00
  Purchase of Oil Equipment            97,190.00                 0.00

Net cash used by investing
activities                           (355,089.00)          (89,995.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock             348,733.00           340,925.00

Increase/(Decrease) in Notes
payable                              (150,762.00)         (172,983.00)

Treasury Stock                              0.00                 0.00

Net cash provided by financing
activities                            197,971.00           167,942.00
                                     -----------          -----------
Balance at beginning of
period                                 81,404.00            11,250.00
                                     -----------          -----------
Net increase (decrease) in cash        (9,971.00)           19,110.00

Balance as at end of
period                                 71,433.00            30,360.00
                                     ===========          ===========


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

Kristi & Co. was incorporated on September 13, 1999, is a Nevada corporation doing business in California marketing woman's resort wear clothing designs and design groups was purchased by the company 01/06/2000.

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

                              Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

5. The Company experienced losses during the past two fiscal tax years reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109. The Company's marginal tax rate is 15%. Its effective tax rate is zero. It has net operating losses of $4,644,224.00. These losses begin to expire in 2004. The estimated tax benefit of these losses is $675,501.00. The Company had a profit of $117,618.00 for the second quarter of 2000 with a marginal tax rate of 34%, the company would have tax expense of $33,393.00 reduced by deferred tax benefits related to net operating loss carryforwards of $33,393.00. The company's effective tax rate is 0%

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation. Depreciation recorded during 1998 was 116,837.00. Depreciation recorded during 1999 was $110,626.00. Depreciation recorded during the first six months of 2000 was $79,094.00.

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


                   Schedule of non cash financing activities

                                               As at
                                           June 30 2000       1999

Common stock issued for investments
     in other companies                     $ 50,000.00   $   25,000.00
Common stock issued for patents                    0.00      180,000.00
Common stock issued for clock molds                0.00      157,800.00
Common stock issued cancel trade payables          0.00      129,232.00
Common stock issued for oil well equipment         0.00       21,000.00
Common Stock issued for Clipper assets       639,948.00            0.00
Common stock issued in exchange for services       0.00      195,324.00
Common stock issued to cancel Notes Payable  120,000.00            0.00
Notes issued for purchase of patent                0.00      770,000.00
                                            -----------   -------------
Total                                       $809,948.00   $1,478,356.00


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

                                    Nutek, Inc.
                            NOTES TO FINANCIAL STATEMENTS


14. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1998 was $10,175. The amount of amortization recorded in 1999 was $62,367.00. Amortization recorded for the first six months of 2000 was $37,581.00.

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


                            Estimated Useful Life
                            ---------------------
                                June 2000      December 1999

Manufacturing Equipment       $  587,370.00   $  336,723.00     5-7    Years
Drilling Equipment - Vaculift $  224,521.00   $  234,000.00     6-7    Years
Office Equipment              $  130,362.00   $  106,325.00     6-8    Years
Clipper Assets                $1,416,296.00   $        0.00     6-8    Years
Furniture & Fixtures          $   58,087.00   $   47,446.00     7-12   Years
Super Glide Molds             $  247,266.00   $  255,003.00     10-15  Years
Handi Plate Molds             $  138,046.00   $  142,341.00     10-15  Years
Clock Molds                   $  230,912.00   $  240,762.00     10-15  Years
                              -------------   -------------
                              $3,032,860.00   $1,362,600.00



NOTE 4 - OTHER ASSETS

Other assets consists of patents, design and artwork and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.


                                  June 2000       December 1999
                                  ---------       -------------
Electrostatic light switch      $  964,109.00     $  987,890.00
Dowel Maker                     $    9,305.00     $    9,789.00
Handi Plate Patent              $  249,077.00     $  262,013.00
Website Development             $   31,872.00     $        0.00
Rent Deposit                    $    3,310.00     $    3,310.00
                                -------------     -------------
                                $1,257,673.00     $1,263,002.00


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

            Short Term Notes Payable        $518,144.00

Principal payments over the next five years approximate the following:
Year ending December 31,

2000              $ 147,365
2001                 55,236
2002                 16,718
2003                 18,332
2004                  3,137
Thereafter           21,212
                  ----------
                  $ 262,000
                  ----------


NOTE 6 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $4,644,224.00. The carry forwards expire through 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the year ended December 31, 1999. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

      Deferred tax asset
          Net operating loss carry forwards      $ 4,644,224.00
          Valuation allowance                     (4,644,224.00)
                                                 --------------
                   Net deferred tax asset                    -0-

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

NOTE 8 - ACQUISITIONS

Patent rights for an electro static light switch were acquired August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000.00 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. As at December 31, 1999, the Company still owes $770,000.00 as only a portion of the $150,000.00 was paid. As of June 30, 2000 the balance is $670,000.00.

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


                          Elite         Century     Switch
                          Fitness       Clocks      Plate          Total
                          ---------------------------------------------------
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



The Company has achieved $117,618 profit for the Quarter ended, June 30, 2000, based on revenues of $489,310 As of June 30, 2000, the Company had an accumulated retained deficit of $4,644,224. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to maintain profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company accumulated a retained deficit of $4,644,224. For the period ended June 30, 2000 the company had a profit of $117,618 for the second Quarter. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2000. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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

Results of Operations

For the second Quarter, ended June 30, 2000, the Company has generated
$489,310 in revenues and generated a profit of $117,618 for the same period. This compares to $86,683 in revenues and a net loss of $70,848 for the same period last year. Through January 1, 2000 to June 30, 2000, the Company has increased its working capital position by $140,188 from negative
$367,330 at December 31, 1999 to a negative $227,142.

During the Second Quarter, the Company continued to run tests with a number of its products. The Company is still in the process of developing its Website. The majority of the Company's expenses for the Quarter included selling, general administrative costs ($153,612) followed by cost of goods sold ($146,380).

Plan of Operation

1)  For the Second Quarter, ended June 30, 2000, the Company has generated
$489,310 in revenues and generated a profit of $117,618 for the same period. This compares to $86,683 in revenues and a net loss of $70,848 for the same period last year. The Company's selling, general and administration costs increased from $110,142 for the same period last year to $153,612 for the Second Quarter this year. Based on the increase in revenues, cost of goods for the Second Quarter this year were $146,380 as compared to $11,925 for the period last year. Depreciation costs for the Second Quarter this year were $49,480, as compared to $22,979 for the same period last year.

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

                                           Nutek, Inc.
                                           -------------
                                           (Registrant)

/s/ Murray N. Conradie
---------------------------
Murray N. Conradie,
President, Chairman and CFO

Date: November 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Pamela Horick
-----------------------------------
Pamela Horick, Corporate Secretary
Date:  November 27, 2000



