Form 10QSB/A
period 2000-09-30
NUTEK INC
filed 2000-11-28
CIK 795824

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 44,523,675 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 2000. The Registrant has 793,500 Preferred Stock issued and outstanding as of September 30, 2000.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the nine months ended September 30, 2000, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2000. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 1999 and September 30, 2000

BALANCE SHEET


ASSETS
                                     Unaudited          Audited
                                 -----------------------------------
                                 September 30,          December 31,
                                     2000               1999

CURRENT ASSETS

Cash                            $    48,307.00    $    81,404.00
Accounts Receivable                 129,941.00         75,706.00
Marketable Securities                72,000.00              0.00
Inventory                           201,452.00         40,463.00
Prepaid Expenses                          0.00              0.00
                                 -------------      ------------
Total Current Assets                451,700.00        197,573.00

PROPERTY AND EQUIPMENT

Property and Equipment
   (net of depreciation)          3,018,687.00      1,362,600.00
                                 -------------     -------------
Total Property and Equipment      3,018,687.00      1,362,600.00

OTHER ASSETS

Patent Rights Acquired
(net of amortization)            1,204,357.00       1,259,692.00

Website                             60,872.00               0.00

Rent Deposit                         3,310.00           3,310.00
                                -------------      -------------
Total Other Assets               1,268,539.00       1,263,002.00
                               --------------     --------------

TOTAL ASSETS                   $ 4,738,926.00     $ 2,823,175.00
                               ==============     ==============


         See accompanying notes to financial statements

                                Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                  AS AT
                   December 31, 1999 and September 30, 2000

BALANCE SHEET


LIABILITIES & EQUITY

                                 September 30,     December 31,
                                   2000              1999

CURRENT LIABILITIES

Accounts Payable                  $  19,766.00      $  30,392.00
Short Term Notes Payable            482,393.00        566,641.00
Discount on Notes Payable                             (32,130.00)
                                  --------------   --------------
Total Current Liabilities           502,159.00        564,903.00

OTHER LIABILITIES

Long Term Notes Payable              57,605.00        192,000.00
Unamortized Interest Payable         13,424.00         42,224.00
Accrued Bond Interest                     0.00         28,000.00
Bonds Payable                             0.00        142,000.00
Deposits received                         0.00         15,000.00
Patent Rights Acquired Liability    670,000.00        770,000.00
Clipper Asset Purchase Liability    639,948.00              0.00
Equipment Lease                      18,547.00              0.00
                                  ------------     -------------
Total Other Liabilities           1,399,524.00      1,189,224.00
                                  ------------     -------------
Total Liabilities                 1,901,683.00      1,754,127.00

EQUITY

Common Stock, $0.001 par value,
authorized 50,000,000 shares;
common shares; issued and
outstanding at December 31, 1999,
36,328,044 common shares.
issued and outstanding at
September 30, 2000,
44,523,675 common shares              44,524.00        36,328.00

Additional Paid in Capital         7,315,178.00     5,924,415.00

Preferred Stock, $.001 par
value, authorized
5,000,000 shares
issued and outstanding at
September 30, 2000 and December 31
1999, 793,500 preferred shares           794.00           794.00

Royalty Investors                     55,000.00        55,000.00

Treasury Stock                       (45,448.00)      (45,448.00)

Retained (Deficit)                (4,532,805.00)   (4,802,041.00)

Common Stock Subscribed                    0.00      (100,000.00)
                                 --------------     -------------

Total Stockholders' Equity         2,837,243.00     1,069,048.00

TOTAL LIABILITIES &
OWNER'S EQUITY                   $ 4,738,926.00   $ 2,823,175.00
                                 ==============   ==============

            See accompanying notes to financial statements


STATEMENT OF OPERATIONS

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                         FOR 3 AND 9 MONTHS ENDED
                   September 30, 1999 and September 30, 2000


                                  Unaudited                        Audited
                                  ---------                        --------
                      Three months ended   Nine months ended         Jan 1
                           September 30       September 30           1999,
                                                                   to Dec. 31
                           2000      1999      2000      1999        1999
                          -------   ------   -------    ------     ----------

Revenues                  396,174    62,217   1,083,532   148,900    238,039

COSTS AND EXPENSES
Cost of Goods Sold         93,763     9,368    273,423    21,293     30,267
Selling, General and
  Administrative          117,408    58,959    346,996   282,567    345,790
Depreciation Expense       51,691    40,664    130,785    70,311    110,626
Interest Expense            3,460     8,089      7,078    23,082     31,467
Amortization of
   Intangibles             18,433    23,462     56,014    29,523     62,367
                        ---------   -------    -------    ------    -------

Total Costs and Expenses  284,755   140,542    814,296    426,776   580,517
                        ---------   -------    -------    ------    -------

Net Ordinary Income or
(Loss) before taxes       111,419   (78,325)   269,236   (277,876) (342,478)

Income Tax Expense         31,633      0.00     44,806       0.00      0.00

Benefit due to loss
Carryforward              (31,633)     0.00    (44,806)      0.00      0.00

Net Income or (Loss)      111,419   (78,325)   269,236   (277,876) (342,478)
                        =========   ========   =======   ========= =========

Basic weighted average
number of common
shares outstanding    41,774,159 25,731,485 41,774,159 27,435,688 30,214,222

Basic Net Loss
   Per Share                0.003    (0.003)     0.007     (0.01)     (0.01)


           See accompanying notes to financial statements

                                    Nutek, Inc.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                               FOR 9 MONTHS ENDED
                        September 30, 1999 and September 30, 2000


STATEMENT OF CASH FLOWS

                                       January 1, 2000    January 1, 1999
                                       to September 30,   to September 30,
                                       2000               1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations            269,236.00          (277,876.00)

Adjustments to reconcile net
income to net cash provided
Items not requiring cash                                   155,850.00

Depreciation Expense                  130,785.00            70,311.00

Amortized Interest Expense              7,078.00            23,082.00

Amortization of Intangibles            56,014.00            29,523.00

(Increase)/Decrease in
  accounts receivable                 (54,235.00)          (19,357.00)

(Increase)/Decrease in
  Marketable Securities               (72,000.00)                0.00

(Increase)/Decrease in
  inventory                          (160,989.00)           (8,677.00)

(Increase)/Decrease in Deposits             0.00                 0.00

Increase/(Decrease) in Accounts
Payable                               (10,626.00)          (33,149.00)

Net cash flow provided by operating
activities                            165,263.00           (60,293.00)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Century Clock Molds           0.00            45,483.00
  Purchase of Assets Kristi & Co       40,246.00                 0.00
  Purchase of Website                  51,872.00                 0.00
  Purchase of Electrostatic Light     100,000.00            30,000.00
  Purchase of Handi Plate                   0.00            46,995.00
  Purchase of Oil Leases               85,781.00                 0.00
  Purchase of Oil Equipment           134,708.00                 0.00

Net cash used by investing
activities                           (412,607.00)         (122,478.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock             400,760.00           466,045.00

Increase/(Decrease) in Notes
payable                              (186,513.00)         (214,174.00)

Treasury Stock                              0.00                 0.00

Net cash provided by financing
activities                            214,247.00           251,871.00
                                     -----------          -----------
Balance at beginning of
period                                 81,404.00            11,250.00
                                     -----------          -----------
Net increase (decrease) in cash       (33,097.00)           69,100.00

Balance as at end of
period                                 48,307.00            80,350.00
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

                              Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

5. The Company experienced losses during the past two fiscal tax years reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109. The Company's marginal tax rate is 15%. Its effective tax rate is zero. It has net operating losses of $4,532,805.00. These losses begin to expire in 2004. The estimated tax benefit of these losses is $643,868.00. The Company had a profit of $111,419.00 for the third quarter of 2000 with a marginal tax rate of 34%, the company would have a tax expense of $31,633.00 reduced by deferred tax benefits related to net operating loss carryforwards of $31,633.00. The company's effective tax rate is 0%

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation. Depreciation recorded during 1998 was 116,837.00. Depreciation recorded during 1999 was $110,626.00. Depreciation recorded during the first nine months of 2000 was $130,785.00.

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


                   Schedule of non cash financing activities

                                              As at
                                          September 30 2000      1999
                                          -----------------      ----
Common stock issued for investments
     in other companies                     $   50,000.00    $   25,000.00
Common stock issued for patents                      0.00       180,000.00
Common stock issued for clock molds                  0.00       157,800.00
Common stock issued cancel trade payables            0.00       129,232.00
Common stock issued for oil well equipment           0.00        21,000.00
Common Stock issued for Clipper assets         639,948.00             0.00
Common stock issued in exchange for services    57,275.00       195,324.00
Common stock issued to cancel Notes Payable    290,000.00             0.00
Notes issued for purchase of patent                  0.00       770,000.00
                                            -------------    -------------
Total                                       $1,037,223.00    $1,478,356.00


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

                                    Nutek, Inc.
                            NOTES TO FINANCIAL STATEMENTS


14. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1998 was $10,175. The amount of amortization recorded in 1999 was $62,367.00. Amortization recorded for the first nine months of 2000 was $56,014.00.

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


                           Estimated Useful Life
                           ---------------------

                                     September 2000   December 1999

Manufacturing Equipment       $  578,886.00   $  336,723.00     5-7    Years
Drilling Equipment - Vaculift $  219,937.00   $  234,000.00     6-7    Years
Office Equipment              $  128,506.00   $  106,325.00     6-8    Years
Clipper Assets                $1,428,707.00   $        0.00     6-8    Years
Furniture & Fixtures          $   57,344.00   $   47,446.00     7-12   Years
Super Glide Molds             $  243,581.00   $  255,003.00     10-15  Years
Handi Plate Molds             $  135,577.00   $  142,341.00     10-15  Years
Clock Molds                   $  226,149.00   $  240,762.00     10-15  Years
                              -------------   -------------
                              $3,018,687.00   $1,362,600.00



NOTE 4 - OTHER ASSETS

Other assets consists of patents, design and artwork and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.


                                September 2000    December 1999

Electrostatic light switch      $  952,434.00     $  987,890.00
Dowel Maker                     $    9,072.00     $    9,789.00
Handi Plate Patent              $  242,851.00     $  262,013.00
Website Development             $   60,872.00     $        0.00
Rent Deposit                    $    3,310.00     $    3,310.00
                                -------------     -------------
                                $1,268,539.00     $1,263,002.00


                                    Nutek, Inc.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Note payable to John L Rainaldi,
a stockholder, 15% per annum                    $57,605.00
payments based upon the terms
of the related loan agreements, secured by     ------------
stockholders of the Company.                    $57,605.00

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

      Deferred tax asset
          Net operating loss carry forwards      $ 4,532,805.00
          Valuation allowance                     (4,532,805.00)
                                                 ---------------
                   Net deferred tax asset                   -0-

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

NOTE 8 - ACQUISITIONS

Patent rights for an electro static light switch were acquired August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000.00 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. As at December 31, 1999, the Company still owes $770,000.00 as only a portion of the $150,000.00 was paid. As of September 30, 2000 the balance is $670,000.00.

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



The Company has achieved $111,419 profit for the Quarter ended, September 30, 2000, based on revenues of $396,174. As of September 30, 2000, the Company had an accumulated retained deficit of $4,532,805. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to maintain profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company accumulated a retained deficit of $4,532,805. For the period ended September 30, 2000 the company had a profit of $111,419 for the third Quarter. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2000. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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

Results of Operations

For the Third Quarter, ended September 30, 2000, the Company has generated
$396,174 in revenues and generated a profit of $111,419 for the same period. This compares to $62,217 in revenues and a net loss of $78,325 for the same period last year. Through January 1, 2000 to September 30, 2000, the Company has increased its working capital position by $316,871 from negative $367,330 at December 31, 1999 to a negative $50,459.

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

As of September 30, 2000, the Company has forty four million five hundred twenty-three thousand six hundred seventy-five (44,523,675) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately four hundred thirty-seven (437) shareholders of record.
The Company also has seven hundred ninety-three thousand five hundred
(793,500) shares of its $0.001 par value Preferred Stock issued and outstanding, as of December 31, 1999. All Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.




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

The Company currently has fourteen (14) employees of which three (3) are Officers of the Company. As the Company begins to develop its other product lines it will need to add employees.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, no matters were submitted to the Company's security holders.

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




