Form 10QSB/A
period 2000-09-30
NUTEK INC
filed 2000-12-01
CIK 795824

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                           Amendment No. 2 to Form 10-QSB

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

Traditional Small Business Disclosure Format (check one)     Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-16

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   17


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   23

Item 2.   Changes in Securities and Use of Proceeds............   23

Item 3.   Defaults upon Senior Securities......................   23

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   23

Item 5.   Other Information.....................................  23

Item 6.   Exhibits and Reports on Form 8-K......................  23

Signatures......................................................  24

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

                                    Nutek, Inc.
                            NOTES TO FINANCIAL STATEMENTS

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

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On September 30, 2000 the Company had Property and Equipment of $3,018,687 compared to $1,362,600 on December 31, 1999, or an increase of $1,656,087 which is a result of the acquisition of the Clipper Operating Companies selected assets and oil leases for $1,279,896 made up of (mineral acreage for $454,959; equipment at market value $788,217; and gas pipeline at market value $36,720), the purchase of Kristi and Co, Inc for $100,000, the purchase of additional oil field equipment and leases for $347,766 and the purchase of additional office equipment and furniture for $38,964 and additional manufacturing equipment for $20,246 less depreciation for the nine month period of $130,785.


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


                                    Nutek, Inc.
                           NOTES TO FINANCIAL STATEMENTS

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
                  --------
                 $ 262,000
                 ---------


                                    Nutek, Inc.
                           NOTES TO FINANCIAL STATEMENTS


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

NOTE 8 - ACQUISITIONS

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On September 30, 2000 the Company had Property and Equipment of $3,018,687 compared to $1,362,600 on December 31, 1999, or an increase of $1,656,087 which is a result of the acquisition of the Clipper Operating Companies selected assets for $1,279,896 made up of (mineral acreage for $454,959; equipment at market value $788,217; and gas pipeline at market value $36,720), the purchase of Kristi and Co, Inc for $100,000, the purchase of additional oil field equipment and leases for $347,766 and the purchase of additional office equipment and furniture for $38,964 and additional manufacturing equipment for $20,246 less depreciation for the nine month period of $130,785.

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

                                    Nutek, Inc.
                           NOTES TO FINANCIAL STATEMENTS


Nutek Oil Inc., some of the assets and leases of the Clipper Operating Company were acquired on 02/23/2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948.00 a note for $639,948.00 was issued for the balance of the purchase price. The purchase price of $1,279,896 was made up of (mineral acreage for $454,959; equipment at market value $788,217; and gas pipeline at market value $36,720),

Vac-U-Lift Production Company, Inc. In June of 1996, the company exchanged 100,000 shares of its common stock and a certain amount of cash to acquire all of the outstanding common shares of Vac-U-Lift Production Company, Inc., a Texas corporation. The business combination was been accounted for under the purchase method of accounting. There was no goodwill or intangible assets recorded for this acquisition.

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

Kristi and Co was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co and a note payable in the amount of $50,000.00 payable within 18 months at an interest rate of 7% per annum. Kristi and Co. has the rights to certain woman's resort wear clothing designs and design groups. Kristi and Co. plans to market these items and to continue creating new designs. Kristi and Co. was incorporated
September 13, 1999. Kristi and Co. reported the rights and assets purchased from Kristi Hough at their historical cost of zero in a manner similar to a pooling of interest due to the common control of management, per APB Opinion 16. When Nutek, Inc. purchased Kristi and Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi and Co. owned under the purchase method of accounting for business combinations per APB 16 as there was not a common control issue for this transaction. Accordingly, these designs and client lists were restated at their estimated fair market values per the best judgment of management. Management based its evaluation on the fact that these customer lists, designs and patterns had previously generated revenues of approximately $1,500,000 for a company in a similar line of business over a period of approximately 18 months. Nutek, Inc. estimated the customer list at $30,000.00 and the designs and patterns at $70,000.00 Current sales and cash flows of Kristi and Co.'s line indicate that the valuation was accurate.

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

The Company previously reported as a Development Stage Company, however the Company has for the first three quarters of the year 2000 generated significant revenues from its planned principal operations and is no longer considered a Development Stage Company. Management believes that current operations will continue to provide sufficient profits to meet operating costs and expansion.


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

                                 Nutek, Inc.
                         NOTES TO FINANCIAL STATEMENTS


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

The Company has achieved $111,419 profit for the Quarter ended, September 30, 2000, based on revenues of $396,174. As of September 30, 2000, the Company had an accumulated retained deficit of $4,532,805. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to maintain profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can sustain profitability.

Going Concern - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.


The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company previously reported as a Development Stage Company, however the company has for the first three quarters of the year 2000 generated significant revenues from its planned principal operations and is no longer considered a Development
Stage Company. Management believes that current operations will continue to provide sufficient profits to meet operating costs and expansion.

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these un-audited interim financial statements of the registrant for the nine months ended September 30, 2000. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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

Results of Operations
---------------------

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

Analysis of the three and nine months ended September 30, 1999 compared to September 30, 2000

For the three and nine months ended September 30, 2000, revenues were approximately $396,174 and $1,083,532, an increase of $333,957 and $934,632 respectively from the same periods in 1999. The increase was due to the following; the acquisition of the Clipper oil leases 02/23/200 which are currently producing oil; the acquisition of Kristi and Co., Inc 01/06/2000 which is manufacturing and selling women's resort wear clothing; and an increase in sales from SRC International Inc of the glide rail covering and sales of clocks from Century Clocks.

Gross profit was $302,411 and $810,109 for three and nine months ended
September 30, 2000, an increase of $249,562 and $682,502 over the same periods prior year. The increase was due to the increase in revenues derived from the following : the acquisition of the Clipper oil leases 02/23/200 which are currently producing oil; the acquisition of Kristi and Co., Inc 01/06/2000 which is manufacturing and selling women's resort wear clothing; and increase in sales from SRC International Inc of the glide rail covering and sales of clocks from Century Clocks.

SG&A expense increased to $117,408 from $58,959 for the three months period ended September 30, 2000 and increased to $346,996 from $282,567 for the nine months period ended September 30, 2000. The increase in SG&A was due to the following: 1) the acquisition of the Clipper oil leases and assets 02/23/200;
the acquisition of Kristi and Co., Inc 01/06/2000 and 2) increased expenditures for legal fees in the lawsuits discussed in the litigation section, and 3) fees associated with meeting the requirements of Nutek becoming a fully reporting company, which include legal, accounting and edgarising fees.



Depreciation expense for the three and nine month period ended September 30, 2000 was $51,691 compared to $40,664 for the comparable three month period prior year and $130,785 compared to $70,311 for the comparable nine month period prior year. The increase resulted from; 1) the acquisition of the Clipper oil assets and leases 02/23/200; 2) the increase in production equipment in Nutek Oil; 3) the increase in manufacturing equipment; and
4) the increase in office equipment

Interest expense for operations for the three and nine month period ended
September 30, 2000 was $3,460 compared to $8,089 for the comparable three month period prior year and $7,078 compared to $23,082 for the comparable nine month period prior year. The decrease resulted from conversion of significant amount of notes into common stock during first and second quarters of 1999.

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

Liquidity and Capital Resources
-------------------------------

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

On September 30, 2000 the Company had assets of $4,738,926 compared to $2,823,175 on December 31, 1999, or an increase of $1,915,751 which is a result of the acquisition of the Clipper Operating Companies selected assets, the purchase of Kristi and Co, Inc, the purchase of additional oil field equipment and leases, the development of the new website, the increase in accounts receivable and inventory and the purchase of additional office equipment and furniture. The Company had a total stockholders' equity of $2,837,243 on September 30, 2000 compared to $1,069,048 on December 31, 1999, an increase in the equity of $1,768,195 which is also a result of the acquisition of the Clipper Operating Companies selected assets, the purchase of Kristi and Co, Inc, the purchase of additional oil field equipment and leases, the development of the new website, the increase in accounts receivable and inventory and the purchase of additional office equipment and furniture.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On September 30, 2000 the Company had Property and Equipment of $3,018,687
compared to $1,362,600 on December 31, 1999, or an increase of $1,656,087 which is a result of the acquisition of the Clipper Operating Companies selected assets for $1,279,896 made up of (mineral acreage for $454,959;
equipment at market value $788,217; and gas pipeline at market value $36,720), the purchase of Kristi and Co, Inc for $100,000, the purchase of additional oil field equipment and leases for $347,766 and the purchase of additional office equipment and furniture for $38,964 and additional manufacturing equipment for $20,246 less depreciation for the nine month period of $130,785.




As of September 30, 2000 the Company's working capital position increased
$316,871 from a negative $367,330 at December 31, 1999 to a negative $50,459.
The $316,871 increase was attributable to the following: 1) the increase in inventory of $160,989, 2) an increase in accounts receivable of $54,235, and 3)
a decrease in cash of $33,097, 4) a decrease in accounts payable of $10,626, 5) a decrease in short term notes of $52,118 and 6) an increase of marketable securities of $72,000 accounts for the remaining increase in working capital.

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

Selected assets and leases of the Clipper Operating Company were acquired on 02/23/2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948 a note for $639,948 was issued for the balance of the purchase price. The assets included the following : 1) Purchase of all mineral acreage at a price of one hundred dollars ($100) per acre, total price was four hundred fifty four thousand nine hundred fifty nine dollars ($454,959).
2) Purchase of all equipment at market value, total price seven hundred eighty eight thousand two hundred seventeen and no/100 dollars ($788,217), and
3) Purchase of pipeline at market value, total price thirty six thousand seven hundred twenty and no/100 dollars ($36,720).

Kristi and Co was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co and a note payable in the amount of $50,000.00. $20,000 was paid in the first quarter towards the note payable.

OIL STRATEGY
------------

The Company's oil and future gas exploration and development operations are currently focused entirely on its activities in Texas. The oil and gas exploration and development operations are conducted through Nutek Oil Inc., which acquired selected assets of the Clipper Operating Company on 02/23/2000.

The Company serves as operator with respect to these properties acquired pursuant to association contracts in which the Company obtains a controlling interest or holds the largest ownership interest; however, it is anticipated that the Company will also participate in the development of properties operated by third parties and in some cases may delegate operations to a third party. The Company also intends to pursue natural gas gathering opportunities within Texas. The Company's business strategy includes:

         Establishing production, cash flow and reserve value by exploring for and developing and purchasing producing oil and gas properties within the United States;

         Further developing and/or purchasing gas storage facilities and pipelines within the United States;

         Building the Company's base of operations by initially concentrating its development activities on existing wells within Texas;

         Acquiring additional properties with potential for development
         Drilling to establish and maintain a significant inventory of undeveloped prospects and to establish and enhance the Company's foundation for future growth;

         Continuing to serve as operator of its wells, to ensure technical performance and reduce costs;

         Establish relationships with other energy companies to access their undeveloped properties, geological data and financial resources;

         Managing financial risk and mitigating technical risk by drilling in known productive trends with multi-geologic potential, diversifying investment over the interests in the Company's primary operating areas, developing properties that provide a balance between short and long term reserves, and establishing and maintaining a balance among the company's oil and gas generation activities; and

         Maintaining low general and administrative expenses.




The Company's oil and gas revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and oil, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been highly volatile, and future decreases in natural gas and oil prices could have a material a dverse effect on the Company's financial position, results of operations and quantities of natural gas and oil reserves that may be economically produced.

Oil and gas exploration and development is a speculative business and involves a high degree of risk. The Company is subject to all the risks normally incident to drilling for and producing oil and gas including hazards such as high-pressured formations, blowouts, cratering, fires, spills, cave-ins, or other hazards or conditions, any of which could result in damage to or loss of life or property. These risks are not all insurable.

The Company has expended and plans to continue to expend significant amounts of capital on the acquisition and exploration of its oil and gas interests. Even if the results of such activities are favorable, subsequent drilling at significant costs must be conducted on a property to determine if commercial development of the property is feasible. Oil and gas drilling, may involve unprofitable efforts, not only from dry holes but from wells that are productive but do not produce sufficient net revenues to return a profit after operating and other costs. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various conditions, such as high-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. The marketability of oil and gas which may be acquired or discovered by the Company will be affected by the quality of the production and by numerous factors beyond its control, including market fluctuations, the proximity and capacity of oil and gas pipelines and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, importing and exporting of oil and gas and environmental protection. There can be no assurance the Company will be able to discover, develop and produce sufficient reserves in Texas or elsewhere to recover the costs and expenses incurred in connection with the acquisition, exploration and development thereof and achieve profitability.

Going Concern - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company previously reported as a Development Stage Company, however the company has for the first three quarters of the year 2000 generated significant revenues from its planned principal operations and is no longer considered a Development Stage Company. Management believes that current operations will continue to provide sufficient profits to meet operating costs and expansion.

If the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common
Stock.   The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations.  Any such indebtedness could contain covenants which would restrict the Company's operations.  There can be no assurance that the Company may be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.




The Company currently has fourteen (14) employees of which three (3) are Officers of the Company. As the Company begins to develop its other product lines it will need to add employees.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Forward-Looking Statements
--------------------------

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

Date: December 1, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Pamela Horick
-----------------------------------
Pamela Horick, Corporate Secretary
Date:  December 1, 2000




