Form 10KSB
period 2000-12-31
NUTEK INC
filed 2001-04-13
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-29087

                                   NUTEK INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                                87-0374623
------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
                                                              No.)

   15722 Chemical Lane, Huntington Beach, CA                      92649
------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                            714-799-7266 (Telephone)
                            714-799-5466 (Fax)
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had revenues of $1,250,627 for the fiscal year ended December 31, 2000.

     Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $8,462,461.


     As of December 31, 2000, the issuer had 45,186,132 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13 - Exhibits and Reports.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................19
    Item 3.  Legal Proceedings.............................................19
    Item 4.  Submission of Matters to a Vote of Security Holders...........20
PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......20
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....22
    Item 7.  Financial Statements..........................................26
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................27

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................27
    Item 10. Executive Compensation........................................30
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.............. ..................................31
    Item 12. Certain Relationships and Related Transactions................32
    Item 13. Exhibits and Reports on Form 8-K..............................33

SIGNATURES   ..............................................................34



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.  Business Development, Organization and Acquisition Activities

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

Swiss Technique Inc. was the former name of Nutek Inc, and at the time it operated under Swiss Technique, the nature of its business according to the Articles of Incorporation are:

The purpose or purposes for which this corporation is engaged are:

(a) To engage in the specific business of looking for business acquisitions and related items; also the business of making investments, including investments in, purchase and ownership of any and all kinds of property, assets or
business, whether alone or in conjunction with others.   Also, to acquire,
develop, explore and otherwise deal in and with all kinds of real and personal property and all related activities, and for any and all other lawful purposes.

(b) To acquire by purchase, exchange, gift, bequest, subscription, or otherwise; and to hold, own, mortgage pledge, hypothecate, sell, assign, transfer, exchange, or otherwise dispose of or deal in or with its own corporate securities or stock or other securities including, without limitations, any shares of stock, bonds, debentures, notes, mortgages, or other obligations, and any certificates, receipts or other instruments representing rights or interests therein on any property or assets created or issued by any person, firm, associate, or corporation, instrumentalities thereof; to make payment therefore in any lawful manner or to issue in exchange therefore its unreserved earned surplus for the purchase of its own shares, and to exercise as owner or holder of any securities, any and all rights, powers, and privileges in respect thereof.

(c) To do each and everything necessary, suitable, or proper for the accomplishment of any of the purposes or the attainment of any one or more of the subjects herein enumerated, or which may, at any time, appear conducive to or expedient for the protection or benefit of this corporation, and to do said acts as fully and to the same extent as natural persons might, or could do in any part of the world as principals, agents, partners, trustees, or otherwise, either alone or in conjunction with any other person, association or corporation.

(d) The foregoing clauses shall be construed both as purposes and powers and shall not be held to limit or restrict in any manner the general powers of the Corporation, and the enjoyment and exercise thereof, as conferred by the laws of the State of Nevada; and it is the intention that the purposes and powers specified in each of the paragraphs of this Article III shall be regarded as independent purposes and powers.

The Company is engaged in multiple business activities, which include:

(A) Elite Fitness Systems Inc., which markets video "fitness program" tapes through infomercials;
(B) Century Clocks Inc., which produces plastic wall clocks;
(C) Vac-U-Lift Production Company, Inc;
(D) Nutek Oil Inc, which owns the rights to oil leases in Texas;
(E) Kristi & Co., Inc., which designs, manufactures and sells woman's resort wear clothing;
(F) Internet marketing;
(G) Other consumer/industrial products which include: a plastic buffet plate, producing "light switch" covers plates; and, plastic coverings for metal rails;

The Company's mailing address is: 15722 Chemical Lane, Huntington Beach, CA 92649, phone number: 714-799-7266. The Company website can be found at: www.nutk.com.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

(A)  Elite Fitness Systems
--------------------------

Update: Nutek determined at the end of Fiscal 2000 to return Elite Fitness Systems Inc. to Mr. Helvenston in exchange for the 125,000 shares of Nutek Restricted stock that were originally issued for the purchase of this corporation.

(B) Century Clocks Inc.
-----------------------

Nutek Inc., on May 24, 1999 formed a Strategic Alliance with the Department of Veterans Industries. The Company plans through its business segment Century Clocks Inc. to produce plastic wall clocks assembled and packaged by US Veterans. (See Exhibit 10.7, Transitional Employer Agreement.)

Mr. Conradie over the years has analyzed the clock market. Mr. Conradie, President and CEO of the Company founded Century Clocks S.A. (in South Africa) 14 years ago. His experience in the clock industry has determined that certain models are required in order to offer a complete range that can be offered for retail sales as well as promotional sales worldwide. Clocks are universally purchased and utilized throughout the world. There are a number of households, and office settings have more than one wall clock.

Mr. Conradie, over the years, has conducted market research, and analyzed buying patterns. Through this analysis they believe they have determined consumer likes and dislikes in a clock design, designing clock faces and colors for the clocks that could complement many tastes and decor styles.

Clock royalty
As part of the acquisition of Century Clocks SA clock molds, a 7.5% royalty interest was given. The royalty owners advanced $55,000.00 to Nutek, Inc to fund part of this acquisition. Murray Conradie has the option of converting the loan which he made to Nutek, Inc.in the amount of $57,000.00 to a royalty interest and becoming a participant in the 7.5% royalty interest. (See Note - 7
(3)- from Financial Statements.)

A strategic alliance has been formed between the National Department of Veteran Affairs and NuTek Inc., whereby Century Clocks will be using both able and disabled Veterans in most of the assembly, production and packaging of the clocks. This alliance employs the Long Beach, California, Veterans Rehabilitation Center as a pilot program. Century Clocks offers the veterans jobs and teaches them skills in order for them to go back into the workforce or continue their employment with NuTek Inc. NuTek Inc. negotiated to start the assembly and production at the VA's Long Beach facility. Century Clocks plansto increase its veterans workforce and teach these Veterans job skills at the same time as they produce products for the Company.

Nutek under the program does not have a predetermined number of employees they need to employ. How it works, is that as Nutek or its business segments need employees, they will be provided by the Dept. of Veterans. The company started with 3 employees and once production increases, further use will be made of the Veterans. There is no time frame either in which to employ the Veteran's nor does the company have a specific period for employment. The contract will be reviewed every two years.

The main marketing policy of Century Clocks is to offer a quality product through a contract sales force and offer satisfactory customer service. The Company offers immediate shipment on all lines in inventory. The Company plans on maintaining adequate inventory levels to be to dispatch clocks as soon as orders are placed for those clients who require immediate shipment. In terms of promotional clocks, there are very few clock manufacturers' that customize clocks in the way Century Clocks does. A promotional clock allows the client to display his sales message. With the experience and knowledge Century Clocks has gained and implementedover the years in design and manufacture of promotional clocks, management feels confident they will be able to identify consumer needs.

(i)  Anticipated Losses for the Foreseeable Future

Century Clocks has not achieved profitability to date, and the Company anticipates that Century Clocks will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, meeting production capability, and identifying a customer base. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, product development/design, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unableto adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(ii) Industry

According the Department of Commerce, National Census, 1994, the total clock market size in the United States is approximately $2 billion annually. U. S. made competition is limited, in that, clock manufacturing is a specialized field which requires a great deal of knowledge about timepieces, and the designing of timepieces. The startup and tooling costs prohibit the entrance of competition as it requires large capital expenditures.

The competition is extensive in the market place, as it includes, but is not limited to: Ingraham Clocks, Sunbeam Clocks, Elgin Clocks, Heirloom Clocks, Spartus Clocks. These Companies together generate annual sales approximately $200 million. Other clock manufactures include: Westclox, Kienzle Clocks, and Jan Bell Marketing, who sells imported clocks only. These Companies generate annual sales of approximately $500 million.

There are five (5) major manufacturers of clocks in the United States:

1.  Spartus - $68 million annual sales
2.  Gemini Display - $20 million annual sales
3.  Salton Time - unknown
4.  Faraday Inc - $500 million annual sales
5.  Howard Miller Clock Co - $1 billion annual sales

The major importers and distributors of clocks can be broken down into these major companies:

1.  Timex Clocks - $850 million annual sales
2.  Jan Bell Marketing - $272 million annual sales
3.  General Time - $59 million annual sales
4.  Ingraham - $40 million annual sales
5.  Sunbeam - $37 million annual sales

The above data was collected from the National Census figures under SIC code 5094-12 which is been revised under the North American Industry classification (NAICS) under code 421940 to provide new comparability in statistics about business activity across North America.

(iii) Competition

The competition that does exist comes from products either manufactured outside of the United States or are repackaged on arrival in the United States.
Century wants to offer a totally American made product, and with the systems they have created, they hope to establish an advantage when it comes to competing against the other clock manufacturers.

Approximately seventy (70%) percent of all clocks sold in the United States contain some imported product. When the imported product is the mechanism as is the case in most instances, this means 45% of the clocks costs comprise of an imported product..

This data was also collected from the National Census figures under SIC code 5094-12 which is been revised under the North American Industry classification (NAICS) under code 421940 to provide new comparability in statistics about business activity across North America.

(iv) Marketing Strategy

Mr. Conradie as the previous President and owner of Century Clocks S.A, has over the years studied consumer likes and dislikes in a clock design, designer clock faces and colors for the clocks that could complement various tastes and decor styles.

Although, there has been the emergence of digital technology, the market remains firm for the analog timepieces within the home and work environment. Management believes this form of display makes it far easier to estimate time by hours or minutes to, or remaining from a predetermined time. This form of display is still the principle choice for educating children on ways to tell time. Management believes this form of display makes telling time a lot easier from a distance as one can recognize the layout of the clock hands.

The Company markets these clocks in various ways, the principle method will be targeted at the major department stores throughout the United States. The premium promotional clocks are sold by in-house marketing staff. The Company also offers them to members of the Advertising Specialties Institute. These arecompanies that offer advertising and promotional items to companies. Century Clocks is now a supplier to the Advertising Industry Institute and is identified as supplier asi/44459.

The Company utilizes a variety of methods to market its clocks, this includes but is not limited to the following:

(a) Century Clocks employs an in-house Marketing Manager, and in conjunction with Mr. Conradie, President and CEO, this Manager establishes and contracts Manufacturers' Agents that are already trading and providing products to the department stores. These agents are evaluated on the product lines they carry as well as their past performances. The Manufacturers agents receive a commission for sales negotiated with them and depending on the services they offer and the geographic regions in which they operate, a commission structure is established. This varies in percentage from 5% to about 10%. These agents are responsible for collecting orders from the department stores on a regular basis, as well as all merchandising functions. All the Manufacturers Agents report directly to the Marketing Manager on a weekly basis. The Marketing Manager then reports the findings at the weekly management meetings. The Marketing Manager oversees all sales on a national basis, and handle as house accounts those accounts that fall within the immediate geographic region that Century is operating in.

(b) Century will in the future arrange for meetings with the Head Buyers of the various department stores to present their lines of clocks.

(c) Century's marketing and customer service offers a minimum of a 5 year warranty, on its Clocks.

(d) For the Promotional clocks Century produces its own full color display catalog which is sent to Advertising Specialty companies for their use. Promotional clocks obtain a higher margin of profit than the regular clocks.

Managements experience has seen that the wholesale clock market tends to offer peak periods from August to November when all Christmas orders are being processed. The premium market is fairly constant year round.

(v)  Manufacturing Plan

The Company assembles and packages its clocks in Huntington Beach, California.

The equipment within the factory are basically tables that are at waist height and placed in long lines for the assembly to take place. A sealed off area contains the movements and an adjacent area contains all finished products either waiting for dispatch or placed in storage. The factory does not require any specialized equipment or mechanized conveyors, as the assembly process has been found to be more effective with simple manual assembly.

As production increases, Century plans to introduce its own screen printing equipment into the factory to handle the printing in-house at an implementation cost of approximately $10,000.00. Century plans to invest in this plant once production has reached the limits for the printing to be carried out in-house feasibly. In the meantime, the Company plans to subcontract these services through one of the several available Screen Printers in the Orange County, CA area.

(vi)  Production and Factory Personnel

The manufacturing process consists of the following steps:

1. The components are injection molded at an outside production facility, which operates and maintains the molds belonging to Century Cocks. These components are then delivered to Century Clocks where they will be checked for, quality and counted, and entered into inventory. Century Clocks uses Marton Injection Molding Inc, in Huntington Beach, CA to mold the components. Century Clocks has no formal written contract for this molding, but is a merely a client of Marton Injection Molding. In order to produce the components, the clock molds are stored and maintained by Marton Injection Molding as part of the component production costs. When components are required, a purchase order is presented to Marton Injection Molding, who then produces the components in their Injection molding machines using the company's molds. Century then pays 30 days after invoice.

2. Production for the day is always predetermined weekly, and the allocated mechanisms for each day are signed out of locked storage and at the end of the days production this is again totaled to audit the mechanisms. If the mechanisms are kept under strict control, this provides total control of clock production and shortages.

3. The orders for components are placed by the Production Manager, and these are then authorized and signed off by senior management. The molder is responsible for delivering components to Century. The estimated turnaround once orders are placed on the molder till received at Century, will be an average of 14 days.

4. Movements are purchased either locally from two (2) suppliers or an overseas supplier that can provide the volume Century requires. Having dealt with Century Clocks South Africa for over 8 years, Century has built up a reputation with several of these suppliers. The fact that two of the suppliers are local, does away with many delays and problems by ordering movements ex-stock and reduces lead times for ordering of this major component of the clocks. Century does not have contracts with the suppliers of the movements, but simply places a purchase order with the supplier for the quantity that is required and makes payment on delivery.

5. Production is planned on a monthly basis, with the most popular styles and colors kept at a level of approximately 500 per color of each model, and at 6 colors per model this translates into 3,000 pieces per style, and at an average cost of $3.00 this is $9,000.00 per model. This means all dispatching is made directly from inventory, and daily production thus goes into inventory to be stored for dispatching. All stock is signed in and out of the storage facility, and thus month end stocktaking is also much simpler as totals are already known by the production manager.

6. The anticipated employees required in the future will be as follows:

1- inserting movements into base of clock
2- applying faces to base of clock
2- applying hands to clock face
2- applying lens onto base of clocks
3- packaging and boxing clocks, and applying bar coding
2- applying labels for shipping and storage to inventory
1- production manager to oversee all production, the issuing of movements daily, as well as components for production. This manager will also handle all receiving and dispatching. He will be responsible for the storage facilities of both movements and finished goods, and will be responsible for monthly stock take figures.

Of the thirteen (13) factory employees required, only the Production Manager needs to be skilled in administration as well as production planning techniques. The remainder of the staff can be unskilled laborers that can be trained in about two (2) weeks to assemble the clocks.

(vii) Special Retail Risk Considerations

The Company's retail operations require expertise in the areas of sourcing, merchandising, selling, personnel, training, systems and accounting. The Company must establish a customer base, for expansion. The retail market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. The opening and success of retail distribution of the Company's products, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail operations, the acceptance by consumers of the Company's retail programs and concepts, and the ability of the Company to manage the locations and future expansion and hire and train personnel. Please refer "Forward-Looking Statements and Cautionary Notice Regarding Forward Looking Statements."

(C) Vac-U-Lift Production Company Inc.
--------------------------------------

The company owned Vac-U-Lift Production Company, Inc in Jordanton Texas, which had been non-operational for over two years resulting in the loss of most of the interests in the oil leases. Because of the loss of its oil leases, management is in the process of determining if closing down this company would be in the best interests of the company and its shareholders. There are currently no further operations in Vac-U-Lift Production company, nor do we foresee operations in the future.

Update: Nutek determined at the end of Fiscal 2000 to shut down this operation through bankruptcy. This company had no significant assets but had accounts payable of approximately $19,000.00, which were written off.

(D) Nutek Oil Inc.
-------------------

The Registrant, on or about November 1,1999, signed a Letter of Intent to purchase the mineral acres, equipment, and part of the corporate assets which operates the production of twenty (20) oil leases, consisting of ninety-four
(94) oil wells, in Texas, one geographic area, in the continental United States from Clipper Operating Co., Inc. The Company acquired these assets of the Clipper Operating Co. on February 22, 2000 through a newly established Business segment, NuTek Oil Inc. The Clipper Operating Co. had been managing and operating twooil wells belonging to Vac-U-Lift Production Co. The Company purchased some of the fixed assets of Clipper Operating Co. valued at approximately $1.3 million, as well as, some leases, farm-outs and mineral interests of Clipper Operating Co. (See Exhibit10.9, Letter of Intent - Mineral Acres.)

NuTek Oil, acquired a 100 percent working interest in all property held by Clipper Operating Co. in the Big Foot and Koyote fields of Frio and Atascosa Counties, Texas. These wells had been shut down for the past two (2) years, and had generated no income during that time. They had started generating nominal income as of August, 1999.

The highlights of the purchase agreement of Clipper Operating Co., Inc.'s, assets within the Letter of Intent includes the following terms:

A. Purchase part of the corporate assets of Clipper Operating Co., Inc. for a price of seventeen thousand three hundred thirty dollars ($17,330.00) paid to the sole shareholder, P R. Maupin.

B. Purchase of all mineral acreage at a price of one hundred dollars ($100.00)per acre. Total price will be four hundred fifty four thousand nine hundred and fifty nine dollars ($454,959.00).

C. Purchase of all equipment will be at market value. Total price will be seven hundred ninety three thousand three hundred and sixty six and no/100 dollars ($793,366.00).

D. Purchase of pipeline will be at market value. Total price will be thirty six thousand seven hundred twenty and no/100 dollars ($36,720.00).

E. Method of payment will be one-half in the stock of NuTek, Inc. and one-half in cash. Half of this was paid for by issuing Nutek Restricted stock for the traded value on 02/22/00 being $0.31. The balance of the purchase price will be paid for in cash from profits realized from the oil operations. Nutek Oil Inc. will be run by Mr. Pete Maupin as President, the former President of Clipper, and should there be no profitability from Nutek Oil operations, the balance of the purchase price will not be able to be paid.


(i) General Business - Oil Producing Activities, Acreage, Productive Wells

In view of the current economic conditions within the industry in which the Registrant participates, the Registrant anticipates that cash flow from operations for fiscal 2001 will be insufficient to satisfy all of its general working capital requirements, necessitating additional capital infusions either from affiliates or from sales of assets, borrowed funds, equity participations. The Registrant does not believe its future oil production activities will be subject to any significant seasonal fluctuations.

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

The Company's oil and gas revenue, profitability and future rate of growth are substantially dependentupon prevailing prices for natural gas and oil, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been highly volatile, and future decreases in natural gas and oil prices could have a material or diverse effect on the Company's financial position, results of operations and quantities of natural gas and oil reserves that may be economically produced.

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

(ii)  Competition and Markets

There are many companies and individuals engaged in the oil business. Some are very large and well established with substantial capabilities and long earnings records. The Registrant is at a competitive disadvantage with some other firms and individuals in acquiring and disposing of oil properties since they have greater financial resources and larger technical staffs than the Registrant.
In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the production and marketing of oil. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

The Registrant sells its oil production to Texas oil refineries. The Registrant has no written contracts with purchasers. The Registrant has not been successful in the past with its oil operations and can offer no indications that it will be able to produce or even sell the oil should it be successful in producing oil.

(iii) NuTek's Oil Employees

The Registrant currently coordinates all oil field maintenance and supervision activities using contract labor. P. R. Maupin, the former president of Clipper Operating Co., heads NuTek Oil's operations. The Registrant plans to retain consultants with respect to current and proposed properties and operations. The Registrant from time to time retains independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.

(iv) Properties - Oil Reserves

(See General Business - Oil Producing Activities, Acreage, Productive Wells).

Title to Properties

As is customary in the oil industry, the Registrant conducts only a perfunctory title examination prior to acquisition of properties believed to be suitable for drilling operations. Prior to the commencement of actual drilling operations, a thorough title examination is usually conducted and significant defects remedied before proceeding with operations. A thorough title examination has been performed by the Registrant or its predecessor in interests with respect to substantially all of the Registrant's producing properties and the Registrant believes that the title to its properties is generally acceptable to third parties. The Registrant's properties are subject to royalty, over-riding royalty and other interests customary in the industry, liens incident to operating agreements, current taxes and other burdens, minor encumbrances, and easement restrictions. The Registrant does not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use. Oil leases generally provide that properties are subject to reversion for non-production.

(v) Risks and Uncertainties Related to the Oil and Gas Business in General

The Registrant's operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including blow-outs, cratering, pollution, fires, and theft of equipment. Each of these incidents could result in damage to or destruction of oil and gas wells or formations of production facilities or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, the Registrant is not fully insured against these risks either because insurance is not available or because the Registrant has elected not to insure due to prohibitive premium costs.

The Registrant's oil activities have in the past involved exploratory drilling, which carries a significant risk that no commercial oil production will be found. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, shortages of pipe and equipment, and the availability of drilling rigs. The Registrant has not been successful in the past with its oil operations and can offer no indications that it will be able to produce or even sell the oil should it be successful in producing oil.

(vi) Other Risk Factors

The oil business is further subject to many other contingencies, which are beyond the control of the Registrant. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the development of alternative energy sources have had and will continue to have a dramatic effect on the Registrant's business.

(E) Kristi & Co., Inc.
----------------------

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

(F) Internet Marketing
-----------------------

Update: On July 19, 2000, the Company sold its website BuyNetPlaza.com and the names BuyNetAuctions.com and BuyNetB2B.com to Bentley Communications for 100,000 shares of Bentley Restricted Stock valued at $72,000.00. BuyNetPlaza was not a balance sheet asset.

The Company spent approximately $5,200 developing this site which was written off as an expense. Management is currently working on the development of a new website site. As of the date of this filing, the Company does not have an eCommerce website..

BuyNetPlaza, IS NO LONGER MANAGED NOR OWNED BY THE COMPANY AND THE COMPANY DOES NOT CURRENTLY HAVE AN ACTIVE eCOMMERCE WEBSITE.

The company is currently working on a new ecommerce portal eNUTK.com, but will not utilize any significant funding in this area due to the overall decline in this market.

(G) Other Products
------------------

Management's strategy is to source other growth opportunities and potential acquisitions of businesses and/or the acquisition of exclusive proprietary rights in consumer/commercial products similar or complementary to that of the Company, but there can be no assurance that such opportunities will arise or will be profitable to the Company. The pursuit of any such growth opportunities will require a significant investment of funds and management attention. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred. Please refer "Forward-Looking Statements and Cautionary Notice Regarding Forward Looking Statements."

Some of the products it has acquired include the following:

(i) Handi-Plate

NuTek's FULL SERVICE(tm) handi-plate is a unique, dish washer safe, versatile plastic buffet plate which has a multitude of uses including social gatherings such as back yard barbecues, buffets, picnics, tailgate and parties of any kind.

The FULL SERVICE(tm) system is a unique newly patented versatile product for holding food and beverage on one plate. This product incorporates both plate and cup into one unit, making it easy to hold with one hand. This unique plate offers the convenience of carrying any meal and a beverage with one hand, while leaving the other hand free. Additionally, the FULL SERVICE(tm) system is suited for sales promotions, utilizing logo identification of brand products and companies.

This product was acquired in September 1997 for (300,000) shares of Nutek common stock and an additional One hundred and Thirty Five Thousand dollars ($135,000.00) was spent producing the molds to produce the product. This was paid in part by issuing the mold manufacturer One million one hundred thousand (1,100,000) shares of Nutek common stock at $0.123 per share.

Handi-Plate royalty
As part of acquiring the patents for this product, Nutek Inc. is to provide the inventor a 2.5% royalty interest on the gross sales of this product. (See Financial Note 7 - "Contingencies and Commitments.")

Update: After numerous delays by the manufacturer of the tooling to provide Nutek the final finished product in order to fulfill orders received, Nutek lost over $5 million in sales of this product. In December 2000, the Company prepared a lawsuit which it has served on Advance plastics, et al, of San Diego, California claiming more than $5 million in damages. These revenues had made up a significant part of Nutek's growth strategy for 2000 and were a significant setback to meeting the sales objectives for the year.

(ii) Electro Static Switch Cover Plate

The Company purchased the U.S. Patent to produce and market the Electro Static Switch Cover Plate. Switch Cover Plate Providing Automatic Emergency Lighting Patent #5833350. (See Exhibit 10.4, Purchase Agreement.)

The Company on August 27, 1999 purchased a Patent for a Switch Cover Plate which provides emergency lighting. The product is currently in its development and final production stage. The molds and tooling to manufacture the product are in existence, as are the tooling to manufacture the packaging the product. NuTek Inc. purchased all rights, title and interest to the product. This product offers the potential as a safety device for every home, office, hotel and hospital. In the event of a power failure, the electrostatic sensors, in this device, immediately activate the light diodes in the cover which are strong enough to illuminate a 30'x30' room for several hours. This device runs on ENERGIZER batteries just like a smoke detector. Nearly all light switches are located at an entry way, and therefore, amber lights will be used for internal light covers and red for exit way covers. All that is required is to unscrew the existing light switch cover and screw the new safety cover plate on. There is no special wiring required.

(iii) Super Glide

Super Glide, a product for the dry cleaning garment industry, is a rail covering made of a durable, slick polymer designed to reduce friction between rails and hangers in the dry cleaning and garment industry. Its lack of friction prevents finished garments from being crushed as they move across the Super Glide rail. Super glide negates the need for sprays and waxes in use currently, and eliminates rust and dirt and keeps operator's hands and fingers clean. The glides will be available for a variety of both flat and round rails. This product is unique and patented and is already selling in the dry-cleaning and garment industries.

The Company has purchased the rights to produce this product from SRC International, Lombard, IL. (See Exhibit 10.6, "Plan of Purchase and Agreement.") The Company is in the process of moving the production facilities to manufacture this product from Lombard, IL to California. Until this move is completed, the Company will be unable to produce this product.

iv) Competition

The retailing industry is highly competitive. The Company's competitors include foreign and domestic suppliers, and competitive companies that have established their products with national and regional chains, department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, manufacturers, distributors and large wholesalers and importers, some of whom have greater resources than the Company. The Company believes that competition in its markets is based primarily on price, design, product quality and service.

v)  Risks Associated With New Services, Features and Functions

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations train the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

vi)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

GENERAL
-------

1) Raw Materials and Suppliers

The Company does not use any raw materials or have any principal suppliers of raw materials, with the exception of its leased oil fields.

2) Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising its products through its Web site through the various search engines, through other Web sites, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

3) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company purchased Patent # 5833350 from Electro Static Solutions, LLC, of Irvine, CA on August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000.00 was paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. As at December 31, 2000, the Company still owes $670,000.00 in royalty payments only as the $150,000.00 cash was paid.

The product is the Switch Cover Plate Providing Emergency Lighting. The Product is currently in its development and production stage. The molds and tooling to manufacture the product are in existence, as are the tooling to manufacture the packaging for the product. NuTek Inc. purchased all rights, title and interest to the product.

The Company regards substantial elements of its future Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

With regards to the Company's future oil production, the Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's oil production activities (for a discussion of the sources and availability of the Registrant's oil reserves, see "Properties").

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in thefuture to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company bares certain risks in purchasing parallel marketed goods which includes certain products. Parallel-marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel-marketed goods. While the Company believes that its practices and procedures with respect to the purchase of goods lessen the risk of significant litigation or liability, the Company from time to time may be involved in such proceedings and there can be no assurance that claims or suits will not be initiated against the Company or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation has been introduced in Congress from time to time regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit the Company's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. Please refer "Forward-Looking Statements and Cautionary Notice Regarding Forward Looking Statements."

5) Regulation

The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Any change in the regulation of credit which would materially limit the availability of credit to the Company's traditional customer base could adversely affect the Company's results of operations or financial condition. Please refer "Forward-Looking Statements and Cautionary Notice Regarding Forward Looking Statements."

The Registrant's oil production activities are, and any drilling operations of the Registrant would be, subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy and the Department of the Interior (including the Bureau of Indian Affairs and Bureau of Land Management). Regulation of the Registrant's production, transportation and sale of oil or gas have a significant effect on the Registrant and its operating results.

State Regulation - The current production operations of the Registrant are, and any drilling operations of the Registrant would be, subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, prevent waste and protect correlative rights, and aid in the conservation of natural gas and oil. Typical state regulations require permits to drill and produce oil, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

6) Effect of Existing or Probable Government Regulations

There can be no assurance that State government will not attempt to impose regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services or products of the Company or increase the cost of doing business as a result of litigation costs or increased manufacturing costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's products are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country.

7) Research and Development Activities

The Company, among other things, plans to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, and motivate qualified personnel provided the company can generate sales and profit.

There can be no assurances the Company will be successful in accomplishing any or all of its plans, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

8)  Impact of Environmental Laws

Environmental Matters - Various federal and state authorities have authority to regulate the exploration and development of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Registrant and could result in loss or liability to the Registrant in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.

The Company is not aware of any federal, state or local environmental laws, which would effect its other operations.

9) Pursue Strategic Acquisitions and Alliances

The Company believes that there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional synergistic aspects, and experienced management. The Company believes that these acquisitions, if successful, will result in mutually beneficial opportunities, and may increase the Company's revenue and income growth. The Company intends to seek opportunities to acquire businesses, services and/or technologies that it believes will complement its business operations. The Company plans to seek opportunistic acquisitions that may provide complementary services, expertise or access to certain markets. No specific acquisition candidates have been identified, and no assurance can be given that any transactions will be effected, or if effected, will be successful.

In addition, the Company may execute strategic alliances with partners who have established operations. As part of these joint venture agreements, the Company may make investments in or purchase a part ownership in these joint ventures. The Company believes that these joint venture relationships, if successful, will result in synergistic opportunities, allowing the Company to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase the Company's revenue and income growth. No specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

10) Employees

The Company currently has ten (10) employees of which three (3) are Officers of the Company. As the Company begins to develop its other product lines it will need to add employees.

(i) The Company's performance is substantially dependent on the performance of its President and CEO, Murray N. Conradie. In particular, the Company's success depends on his ability to identify, develop, acquire, design and market the company's products.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

11) Year 2000 Implications

The Company experienced no disruption in business to customers or vendors or had a material adverse effect on the company's business, financial condition or results of operations related to the year 2000. However, no assurances can be given that we will be able to avoid all Y2K problems, especially those that might originate with third parties with whom we transact business.

12) The Industry & Potential Effect on the Company's Plan of Operations

The rapid adoption of the Internet as a means to gather information, communicate, interact and be entertained, combined with the vast proliferation of Web sites, has made the Internet an important new mass medium. Industry estimates that the number of Web users exceeded 68 million in 1997, and will grow to over 319 million by 2002. The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information on the users of various sites. As a result, the Internet has become a compelling means to advertise and market products and services. With the volume of sites and vast abundance of information available on the Internet, users are increasingly seeking an online home where they can interact with others with similar interests and quickly find information, products and services related to a particular interest or need.

The Company plans to market its products through the retail channels of distribution, the Internet, and utilizing contract sales representatives. Failure by the Company to adapt to changing market conditions could have a material adverse effect on the Company's business, results of operations and financial condition.

13) Risk Factor that the Company has no contractual restrictions to incur debt.

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

14) Sale of common stock and Market price

When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


ITEM 2.  DESCRIPTION OF PROPERTY.

The address of the principal office is: 15722 Chemical Lane, Huntington Beach, CA 92649. The Company is leasing approximately 6,600 square feet at this property. The Company leases office space in California on a month-to-month basis with aggregate monthly rent of approximately $2,856.00. Rent recorded during 1999 and 2000 respectfully was $21,218.25 and $34,272.00. (See Exhibit 10.8, Lease.) The Company has a Strategic Alliance with the Department of Veterans Affairs whereby the company hires the manpower at the V.A., to package and assemble products. (See Exhibit 10.7, Transitional Employer Agreement)

Management is currently evaluating and negotiating for larger premises as operations have outgrown the current rental space.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

The Company was in litigation with two separate lawsuits and has filed a third in December 2000. They are:

A former employee at Vac-u-lift, herein referred to as the Plaintiff, slipped and fell on wet grass outside the offices, in Jourdanton, TX, and subsequently alleged that she twisted her knee. She filed a complaint against the company for various health conditions, and $500,000. Their attorney filed two separate suits, of which the company was unable to properly respond to the first suit, and subsequently the Plaintiff received Summary judgment against NuTek. Since Plaintiff did not follow specific legal procedures against NuTek, which is considered a foreign corporation where the suit was filed in Texas, the Company has initiated a restricted appeal to have the ruling reversed. The second suit was answered in July 1999, and since it is tied to the first suit, nothing has happened since. The company successfully overturned this judgment. The Company plans to now file a counter suit for $150,000 in damages.

The other case involved an individual who represented himself to the company to be an attorney. It was later discovered that this individual misrepresented himself and was not an attorney. This individual offered to find purchasers of the Company's common stock, in order to enhance the capitalization for the Company, so that it could pursue other projects. The Company issued the transfer company, which is controlled by this individual 1,000,000 shares of common stock to sell for the Company in order to enable this individual to raise money for the company. No sales took place, nor were any of these shares sold for NUTK. The individual in question, has refused to return these common shares to the Company. The company initiated a lawsuit to recover the stock, and under court Jurisdiction, this block of stock was interpleaded with the Court. The Company was scheduled to go to trial in September 2000. This case was successfully resolved by Nutek before going to trial.

After numerous delays by the manufacturer of the tooling to provide Nutek the final finished product for the Handi-Plate product in order to fulfill orders received, Nutek lost over $5 million in sales of this product. In December 2000, the Company prepared a lawsuit which it has served on Advance plastics, et al, of San Diego, California claiming more than $5 million in damages. These revenues had made up a significant part of Nutek's growth strategy for 2000 and were a significant setback to meeting the sales objectives for the year.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.  Market Information

(1) The Company's common stock was listed and trading on the NASD Over The Counter Bulletin Board under trading symbol NUTK, it was then listed on the "Pink Sheet," quoted through the National Quotation Bureau from late January 2000 until December 13,2000. The reason for this was that the Company had to meet the OTCBB Eligibility Rule. Once the requirements had been met, the Company returned to the NASD Over The Counter Bulletin Board under the symbol NUTK.

CERTAIN MARKET INFORMATION

The Company's Common Stock was traded on the OTC Bulletin Board under the symbol "NUTK." It then traded on the "Pink Sheets" from late January 2000 through December 13, 2000 as reported through the National Quotation Bureau. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split.

                                         Common Stock
PERIOD                              HIGH             LOW
------                              ----             ---

Calendar Year 1998
------------------
First Quarter ended 3/31/98         $0.26            $0.10
Second Quarter ended 6/30/98        $0.50            $0.11
Third Quarter ended 9/30/98         $0.19            $0.06
Fourth Quarter ended 12/31/98       $0.20            $0.05

Calendar Year 1999
------------------
First Quarter ended 3/31/99         $0.12            $0.035
Second Quarter ended 6/30/99        $0.22            $0.05
Third Quarter ended 9/30/99         $0.35            $0.08
Fourth Quarter ended 12/31/99       $0.73            $0.20

Calendar Year 2000
------------------
First Quarter ended 3/31/00         $1.00            $0.20
Second Quarter ended 6/30/00        $0.90            $0.25
Third Quarter ended 9/30/00         $0.37            $0.17
Fourth Quarter ended 12/31/00       $0.40            $0.14


(2)(i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock.

(ii) There are approximately 13,675,477 shares restricted common Stock of the Company, of which approximately 8,016,250 restricted shares which are more than two years old that could be sold under Rule 144 under the Securities Act of 1933, as amended. Additionally, there are approximately 1,886,409 restricted shares out of the approximately 13,675,477 restricted shares, which are more than one year old.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

B. Holders

As of December 31, 2000, the Company has approximately four hundred and sixty
(460) stockholders of record.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

C.  Dividends

The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

D. Recent Sales of Unregistered Securities

Since January1, 2000, the Company has sold the unregistered securities listed below. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions not involving a public offering, under the Securities Act. No commissions were paid to any placement agent or underwriter for any of these issuances.


Date of         Amount
Purchase        Title         Sold      Purchasers     Consideration
---------------------------------------------------------------------

01/00(1)   Common Stock     250,000   Kristi Hough       Patterns/Equip

01/00(2)   Common Stock     150,861   Murray Conradie    Compensation

02/00(3)   Common Stock   2,064,348   Clipper Operating  Equip/Leases

06/00(4)   Common Stock     163,334   Kristi Conradie    Compensation

06/00(5)   Common Stock     175,000   Murray Conradie    Compensation

     (6)   Common Stock     151,952   Employees          Compensation

     (7)   Common Stock     120,131                      Services

     (8)   Common Stock     1,802,129                    Debt

     (9)   Common Stock     30,000                       Assets

    (10)   Common Stock     1,788,895                    Cash


(1)  See Purchase Agreement, Exhibit 10.1
(3)  See Purchase Agreement, Exhibit 10.9

(1) Kristi Hough 250,000 shares at $0.20 per share $50,000.00
(2) Murray Conradie 150,861 shares to represent $22,500.00 for compensation
1999.
(3) Clipper Operating Co 2,064,348 shares at $0.31 per share $639,948.00
(4) Kristi Conradie 163,334 shares to represent $24,500.00 for outstanding compensation.
(5) Murray Conradie 175,000 shares to represent $26,250.00 for outstanding compensation.
(6) 151,952 shares to represent $20,525.00 for compensation to employees.
(7) 120,131 shares to represent $24,000.00 for services.
(8) 1,802,129 shares to represent $382,250.00 for debt settlement.
(9) 30,000 shares to represent $9,000.00 for website assets.
(10) 1,788,895 shares to represent $200,300.00 for funding.

The Company finalized the purchase agreement February 22, 2000 for some of the assets of the Clipper Operating Co., Inc. The terms of the Agreement includes cash and Company stock for oil mineral rights. The aggregate cost to acquire Clipper was $1,279,896.00. Half of this was paid for by issuing 2,064,348 shares of Nutek Restricted stock for the traded value on 02/22/00 being $0.31. The balance of the purchase price will be paid for in cash ($639,948) from profits realized from the oil operations. Nutek Oil Inc. will be run by Mr. Pete Maupin as President, the former President of Clipper, and therefore should there be no profitability from Nutek Oil operations, the balance of the purchase price will not be able to be paid. (See "Purchase Agreement," Exhibit 10.9)

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

All statements, trend analysis and other information contained in this Report relative to markets for the Company's products and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of Operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto-included elsewhere in this Report.

The Company was incorporated under the laws of the State of Nevada, on August 23, 1991,under the name Swiss Technique, Inc. The original Articles of the Company authorized the issuance of fifty million (50,000,000) shares of common stock with a par value of $0.001. On or about August 23, 1991, pursuant to
Section 78.486, Nevada Revised Statutes as amended, the Company filed with the Nevada Secretary of State Articles of Merger, whereby the Company merged with Sun Investments, Inc., a Utah corporation. On or about April 10, 1992, the Issuer, with majority shareholder vote filed Articles of Amendment to the Articles of Incorporation with the Secretary of State of Nevada, authorizing five million (5,000,000) shares of Preferred Stock each have a par value of $0.001, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors of the Corporation. The Company in accordance with Section 78.250 of the Nevada Revised Statues and as a result of the majority consent of shareholders executed on or about March 3, 1995 changed the name of the Company from Swiss Technique, Inc., to NuTek, Inc. The Company filed a Certificate of Amendment of Articles of Incorporation with the

Secretary of State of Nevada to change its name. On or about September 20, 1997, the Company filed with the Nevada Secretary of State a Plan of Reorganization and Agreement between itself and International Licensing Group, Inc., a Delaware Corporation.

The Company is engaged in multiple business activities, which include but are not limited to:

a) Elite Fitness Systems Inc. which markets video "fitness program" tapes through infomercials;
(Update: Management determined at the end of Fiscal 2000 to return Elite Fitness Systems Inc. to Mr. Helvenston in exchange for the 125,000 shares of Nutek Restricted stock that were originally issued for the purchase of this corporation.)
b) Century Clocks Inc., which produces plastic wall clocks;
c) Vac-U-Lift Production Company Inc., which owns the rights to oil leases in Texas;
(Update: Management determined at the end of Fiscal 2000 to shut down this operation through bankruptcy. This company had no significant assets but had accounts payable of approximately $19,000.00, which were written off.)
d) Kristi & Co. Inc., designs and markets woman's resort wear clothing.
e) Nutek Oil Inc., was incorporated in the State of Texas and acquired some of the assets of Clipper Operating Company and is involved in oil production.
f) Internet marketing;
g) Other consumer/industrial products which include: a plastic buffet plate, producing "light switch" covers plates; and, plastic coverings for metal rails,.

The Company's website can be found at: www.nutk.com.

During the calendar year ended December 31, 2000 the Company attained a net profit of $225,167 from operations against revenues of $1,250,627 as compared to a net loss from operations of $342,478 against revenues of $238,039 for calendar year ending December 31, 1999. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to maintain profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can sustain profitability.

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

The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company previously reported as a Development Stage Company, how ever the company has for the fiscal year 2000 generated significant revenues from its planned principal operations and is no longer considered a Development Stage Company. Management believes that current operations will continue to provide sufficient profits to meet operating costs and expansion.

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

(ii) Results of Operations
--------------------------

For the calendar year, ended December 31, 2000, the Company has generated $1,250,627 in revenues and generated a profit of $225,167 for the same period. This compares to $238,039 in revenues and a net loss of $342,478 for the calendar year ended December 31, 1999. For the calendar year ended December 31, 2000, the Company has decreased its working capital position by $22,091 from negative $367,330 as at December 31, 1999 to a negative $389,421 as at December 31, 2000.

Analysis of the calendar year ended December 31, 2000 compared to the calendar year ended December 31, 1999.

For the calendar year ended December 31, 2000, revenues were approximately $1,250,627 compared to $238,039 for the calendar year ended December 31, 1999, an increase of $1,012,588. The increase was due to Other Income of $219,610; the increase in revenues derived from the acquisition of the Clipper oil leases 02/23/2000 which are currently producing oil with revenues recorded at Net revenue with working interest costs already deducted; the acquisition of Kristi and Co., Inc 01/06/2000 which is manufacturing and selling women's resort wear clothing; and an increase in sales from SRC International Inc of the glide rail covering and sales of clocks from Century Clocks.

Gross profit was $1,161,840 for the calendar year ended December 31, 2000 compared to $207,772 for the calendar year ended December 31, 1999, an increase of $954,068. The increase was due to Other Income of $219,610, the increase in revenues derived from the acquisition of the Clipper oil leases 02/23/2000 which are currently producing oil. Nutek Oil revenues are recorded at NET REVENUE with working interest costs and oil extraction costs already deducted; the acquisition of Kristi and Co., Inc 01/06/2000 which is manufacturing and selling women's resort wear clothing; and increase in sales from SRC International Inc of the glide rail covering and sales of clocks from Century Clocks.

SG&A expense increased to $706,693 for the calendar year ended December 31, 2000 from $345,790 for the calendar year ended December 31, 1999, an increase of $360,903. The increase in SG&A was due to the following: 1) the acquisition of the Clipper oil leases and assets 02/23/2000; the acquisition of Kristi and Co., Inc 01/06/2000; 2) increased expenditures for legal fees in the lawsuits discussed in the litigation section and 3) fees associated with meeting the requirements of Nutek becoming a fully reporting company, which include legal, accounting and edgarising fees.

Depreciation expense for the calendar year ended December 31, 2000 was $141,901 compared to $110,626 for the calendar year ended December 31, 1999, an increase of $31,275. The increase resulted from; 1) the acquisition of the Clipper oil assets and leases 02/23/200; 2) the increase in production equipment in Nutek Oil; 3) the increase in manufacturing equipment; and 4) the increase in office equipment

Interest expense for the calendar year ended December 31, 2000 was $15,817 compared to $31,467 for the calendar year ended December 31, 1999 a decrease of $15,650. The decrease resulted from conversion of significant amount of notes into common stock during the calendar year and the forgiveness of certain debt and interest.

Amortization expense for the calendar year ended December 31, 2000 was $72,262 compared to $62,367 for the calendar year ended December 31, 1999, an increase of $9,895.

As of December 31, 2000, the Company has forty five million one hundred eighty-six thousand one hundred thirty-two (45,186,132) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately four hundred and sixty (460) shareholders of record. The Company also has seven hundred ninety-three thousand five hundred (793,500) shares of its $0.001 par value Preferred Stock issued and outstanding, as of December 31, 1999. All Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement.
Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

(iii) Liquidity and Capital Resources
-------------------------------------

In December, 1999, a stock offering was made in reliance upon an exemption from registration provisions 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. The Company raised one hundred thousand ($100,000) dollars through this Offering purchased by one individual. The Company received the proceeds from this Offering in January 2000. ("See Financial Statements, Statement of Changes in Shareholders' Equity, Subscription Receivable.")

On December 31, 2000 the Company had assets of $4,783,194 compared to $2,823,175 on December 31, 1999, or an increase of $1,960,019 which is a result of the acquisition of the Clipper Operating Companies selected assets, the purchase of Kristi and Co, Inc, the purchase of additional oil field equipment and leases, the development of the new website, the increase in inventory and the purchase of additional office equipment and furniture. The Company had a total stockholders' equity of $2,687,172 on December 31, 2000 compared to $1,069,048 on December 31, 1999, an increase in the equity of $1,618,124 which is also a result of the acquisition of the Clipper Operating Companies selected assets, the purchase of Kristi and Co, Inc, the purchase of additional oil field equipment and leases, the development of the new website, the increase in inventory and the purchase of additional office equipment and furniture.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On December 31, 2000 the Company had Property and Equipment of $2,774,036 compared to $1,362,600 on December 31, 1999, or an increase of $1,411,436 which is a result of the acquisition of the Clipper Operating Companies selected assets for $1,279,896 made up of (mineral acreage for $454,959; equipment at market value $788,217; and gas pipeline at market value $36,720), the purchase of additional oil field equipment and leases, the purchase of additional office equipment and furniture and the purchase of additional manufacturing equipment less depreciation for the calendar year of $141,901.

As of December 31, 2000 the Company's working capital position decreased $22,091 from a negative $367,330 at December 31, 1999 to a negative $389,421 at December 31, 2000. The $22,091 decrease was attributable to the following: 1) the increase in inventory of $129,632; 2) a decrease in accounts receivable of $15,310; 3) a decrease in cash of $33,333; 4) an increase in accounts payable of $21,247; 5) an increase in short term notes of $167,924; 6) an increase of Accrued Income of $11,200; 7) an increase in prepaid expenses of $2,891 and 8) an increase of marketable securities of $72,000 accounts for the remaining increase in working capital.

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

(iv) Year 2000 Issue
--------------------

The Company experienced no disruption in business to customers or vendors or had a material adverse effect on the company's business, financial condition or results of operations related to the year 2000. However, no assurances can be given that we will be able to avoid all Y2K problems, especially those that might originate with third parties with whom we transact business.


ITEM 7.  FINANCIAL STATEMENTS.


                               NUTEK INC.

                          FINANCIAL STATEMENTS
                           --------------------
                            December 31, 1999
                            December 31, 2000


                             TABLE OF CONTENTS
                             -----------------

                                                PAGE
                                                ----
INDEPENDENT AUDITORS REPORT                      F-1

BALANCE SHEET                                    F-2-3

STATEMENT OF OPERATIONS                          F-4

STATEMENT OF STOCKHOLDERS' EQUITY                F-5

STATEMENT OF CASH FLOWS                          F-6

NOTES TO FINANCIAL STATEMENTS                    F-7-13

James E. Slayton, CPA
3867 West Market Street
Suite 208
Akron, Ohio 44333

INDEPENDENT AUDITORS' REPORT
Board of Directors
April 10, 2001

Nutek, Inc. (The Company)
Las Vegas, Nevada 89104

I have audited the Consolidated Balance Sheet of Nutek, Inc., as of December 31, 1999 and December 31, 2000, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ending December 31, 1999 and December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutek, Inc., at December 31, 1999 and December 31, 2000, and the results of its operations and cash flows for the years ending December 31, 1999 and December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company had operating losses through December 31, 1999 and there was substantial doubt about its ability to continue as a going concern expressed for the year ending December 31, 1999. Management's plan in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ James E. Slayton
-----------------------
James E. Slayton, CPA
Ohio License ID# 04-1-15582

                                 Nutek, Inc.
                               CONSOLIDATED
                               BALANCE SHEET
                                   AS AT
                   December 31, 2000 and December 31, 1999


ASSETS

                                              December 31   December 31
                                                  2000         1999
CURRENT ASSETS

Cash                                          48,071.00       81,404.00
Accounts Receivable                           60,396.00       75,706.00
Marketable Securities                         72,000.00            0.00
Inventory                                    170,095.00       40,463.00
Accrued Income                                11,200.00            0.00
Prepaid Expenses                               2,891.00            0.00
                                             ----------       ---------
Total Current Assets                         364,653.00      197,573.00

PROPERTY AND EQUIPMENT
Property and Equipment
   (net of depreciation)                   2,774,036.00    1,362,600.00
                                           ------------    ------------
Total Property and Equipment               2,774,036.00    1,362,600.00

OTHER ASSETS
Patent Rights Acquired
    (net of amortization)                  1,196,708.00    1,259,692.00
Long Term Investment                         284,116.00            0.00
Website Assets                                42,154.00            0.00
Customer Lists                                46,500.00            0.00
Patterns/Designs                              57,588.00            0.00
Trade Show Booths                              6,450.00            0.00
Packaging Design/Artwork                       7,534.00            0.00
Deposits                                       3,455.00        3,310.00
                                           ------------    ------------
Total Other Assets                         1,644,505.00    1,263,002.00
                                           ------------    ------------
TOTAL ASSETS                               4,783,194.00    2,823,175.00
                                           ============    ============


              See accompanying notes to financial statements

                                Nutek, Inc.
                               CONSOLIDATED
                               BALANCE SHEET
                                   AS AT
                   December 31, 2000 and December 31, 1999


LIABILITIES & EQUITY

                                            December 31      December 31
                                                2000            1999

CURRENT LIABILITIES

Accounts Payable                              51,639.00       30,392.00
Short Term Notes Payable                     702,435.00      566,641.00
Discount on Notes Payable                          0.00      (32,130.00)
                                           ------------     -----------
Total Current Liabilities                    754,074.00      564,903.00

OTHER LIABILITIES
Long Term Notes Payable                       32,000.00      192,000.00
Unamortized Interest Payable                       0.00       42,224.00
Accrued Bond Interest                              0.00       28,000.00
Bonds Payable                                      0.00      142,000.00
Clipper Asset Purchase                       639,948.00            0.00
Deposits Received                                  0.00       15,000.00
Patent Rights Acquired Liability             670,000.00      770,000.00
                                           ------------    ------------
Total Other Liabilities                    1,341,948.00    1,189,224.00
                                           ------------    ------------
TOTAL LIABILITIES                          2,096,022.00    1,754,127.00


EQUITY

Common Stock                                  45,186.00       36,328.00

Common Stock, $0.001 par value,
authorized 50,000,000 shares issued
and outstanding at December 31, 2000
45,186,132 common shares; issued and
outstanding at December 31, 1999,
36,328,100 common shares

Additional Paid in Capital                 7,237,329.00    5,924,415.00

Preferred Stock                                  794.00          794.00
Preferred Stock, $.001 par value,
authorized 5,000,000 shares
issued and outstanding at
December 31, 1999 and 2000,
793,500  preferred shares

Royalty Investors                             30,000.00       55,000.00
Treasury Stock                               (49,263.00)     (45,448.00)
Retained (Deficit)                        (4,576,874.00)  (4,802,041.00)
Common Stock Subscribed                            0.00     (100,000.00)
                                           ------------    ------------
Total Stockholders' Equity                 2,687,172.00    1,069,048.00
                                           ------------    ------------
TOTAL LIABILITIES AND OWNERS EQUITY        4,783,194.00    2,823,175.00
                                           ============    ============

              See accompanying notes to financial statements

                                  Nutek, Inc.
                                 CONSOLIDATED
                           STATEMENT OF OPERATIONS
                               FOR YEARS ENDED
                   December 31, 2000 and December 31, 1999


STATEMENT OF OPERATIONS

                                         January 1     January 1
                                            to            to
                                         December 31   December 31
                                            2000          1999

REVENUE
Revenues                               1,250,627.00     238,039.00

COSTS AND EXPENSES
Costs of Goods Sold                       88,787.00      30,267.00
Selling, General and Administrative      706,693.00     345,790.00
Depreciation Expense                     141,901.00     110,626.00
Interest Expense                          15,817.00      31,467.00
Amortization of Intangibles               72,262.00      62,367.00
                                         ----------     ----------
Total Costs and Expenses               1,025,460.00     580,517.00
                                         ----------     ----------
Net Ordinary Income or (Loss)            225,167.00    (342,478.00)
                                       ============   ============

Basic weighted average
number of common                         41,757,088      30,214,222
shares outstanding

Basic Net Loss per Share                       0.01          (0.01)


              See accompanying notes to financial statements

                                Nutek, Inc.
                               CONSOLIDATED
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR YEARS ENDED
                   December 31, 2000 and December 31, 1999



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               Common       Common       Preffered      Additional
               Stock        Stock        Stock          Paid-in      Treasury   Royalty  Income         Total
               Shares       Amount       Amount         Capital      Stock      Interest Deficit        Equity
--------------------------------------------------------------------------------------------------------------
Balances at
December 31,
1999           36,328,100   36,328       794            5,824,415   (45,448)    55,000   (4,802,041)    1,069,048

Issuance of
Common Stock
for cash        4,101,138    4,101                        296,199                                         300,300

Issuance of
Common Stock
for services      120,131      120                         23,880                                          24,000

Issued in
exchange for
Clipper Assets  2,064,348    2,064                        637,884                                         639,948

Issued in
exchange for
Kristi & Co.      250,000      250                         49,750                                          50,000

Issued in
exchange for
website assets     30,000       30                          8,970                                           9,000

Issued for
canceling
debt            1,937,496    1,938                        345,616                                         347,554

Issued to
employees         354,919      355                         50,615                                          50,970

Treasury
Stock                                                                (3,815)                               (3,815)

Royalty
Investors                                                                      (25,000)                   (25,000)

Net Profit for
year ended
Dec 31, 2000                                                                                225,167       225,167
------------------------------------------------------------------------------------------------------------------
               45,186,132   45,186       794            7,237,329  ($49,263)    30,000   (4,576,874)    2,687,172
==================================================================================================================

              See accompanying notes to financial statements

                                 Nutek Inc.
                                CONSOLIDATED
                          STATEMENT OF CASH FLOWS
                              FOR YEARS ENDED
                   December 31, 2000 and December 31, 1999


CONSOLIDATED STATEMENT OF CASH FLOWS

                                             January 1        January 1
                                                to               to
                                            December 31     December 31
                                               2000             1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(loss) from Operations            225,167.00    (342,478.00)
Adjustments to reconcile net income
   to net cash provided
      Items not requiring cash
             Services received for stock      24,000.00     193,020.00
             Depreciation Expense            141,901.00     110,626.00
             Amortized Interest Expense       15,817.00      31,467.00
             Amortization of Intangibles      72,262.00      62,367.00
(Increase)/Decrease in accounts receivable    15,310.00     (75,706.00)
(Increase)/Decrease in marketable securities (72,000.00)          0.00
(Increase)/Decrease in inventory            (129,632.00)    (30,363.00)
(Increase)/Decrease in Deposits                 (145.00)     (3,310.00)
Increase/(Decrease) in Accounts payable       21,247.00      (2,757.00)
                                             -----------    ----------
Net Cash flow provided by operating
             activities                      313,927.00     (57,134.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Website Assets                    44,373.00           0.00
Purchase of Century Clock Molds                    0.00      45,483.00
Purchase of Electrostatic Light Switch       100,000.00      90,000.00
Purchase of Other Assets/Investment          189,503.00           0.00
Purchase of Oil Equipment/Leases             204,918.00           0.00
Purchase of Handi Plate Patent                     0.00      46,995.00
Purchase of Kristi & Co                       20,000.00           0.00

     Net cash used by investing activities  (514,421.00)   (182,478.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                     280,422.00    627,839.00
Increase/(Decrease) in Long Term Notes       (160,000.00)         0.00
Increase/(Decrease) in Notes payable          167,924.00   (318,073.00)
Increase/(Decrease) in Royalty Investments    (25,000.00)         0.00
Increase/(Decrease) in Subscriptions         (100,000.00)         0.00
Treasury Stock                                  3,815.00          0.00

Net Cash provided by financing activities     167,161.00    309,766.00

Balance as at beginning of period              81,404.00     11,250.00
Net increase (decrease) in cash               (33,333.00)    70,154.00
Balance as at end of period                    48,071.00     81,404.00

                   See accompanying notes to financial statements

                                  Nutek, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000

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

Vac-U-Lift Production Company was incorporated in the state of Texas in March of 1995 and is in the oil extracting industry on leases in Texas. The Company remained inactive until it was acquired in June of 1996 by Nutek. Nutek determined at the end of Fiscal 2000 to shut down this operation through bankruptcy. This company had no significant assets but had accounts payable of approximately $19,000.00, which were discharged as a result of the bankruptcy.

Century Clocks Inc is a Nevada corporation formed by Nutek, Inc. and doing business in California. Century Clocks has a joint venture agreement with the Department of Veterans Industries, produces clocks assembled and packaged by U.S. veterans.

Elite Fitness Systems Inc. is a Nevada corporation doing business in California. Elite Fitness Systems Inc. markets a proven fitness system that has kept the world's finest fighting force in supreme physical condition. Nutek determined at the end of Fiscal 2000to return Elite Fitness Systems Inc. to Mr. Helvenston in exchange for the 125,000 shares of Nutek Restricted stock that were originally issued for the purchase of this corporation. Accordingly Elite Fitness Systems, Inc.'s results of operations, assets, liabilities and other financial activities are not included in Nutek's Consolidated Statements for year end 2000.

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The accompanying consolidated financial statements include the accounts of Nutek Inc., and its different business segments, SRC International, Inc., Vac-U-Lift Production Company, Inc., Century Clocks Inc., Kristi & Co. and Nutek Oil, Inc. All significant inter-company balances and transactions have been eliminated.

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

5. The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109. It has net operating losses of $4,576,874.00. These losses begin to expire in 2004. The estimated tax benefit of these losses is $643,868.00. The Company had a profit of $225,167.00 for the fiscal year 2000 with a marginal tax rate of 39%, the company would have a federal tax expense of $67,600.00 reduced by deferred tax benefits related to net operating loss carry forwards of $67,600.00, the company hasan estimated federal tax expense of $0.00 with an effective tax
rate of 0%.   The company has an estimated state tax expense of $0.00.

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation. Depreciation recorded during 1999 was $110,626.00. Depreciation recorded during 2000 was $141,901.00.

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

                   Schedule of non-cash financing activities

                                                   As at December 31
                                                  2000            1999
                                                  ----            ----

Common stock issued for investments
     in other companies                     $   50,000.00    $   25,000.00
Common stock issued for Website Assets           9,000.00             0.00
Common stock issued for patents                      0.00       180,000.00
Common stock issued for clock molds                  0.00       157,800.00
Common stock issued cancel trade payables       77,250.00       129,232.00
Common stock issued for oil well equipment           0.00        21,000.00
Common Stock issued for Clipper assets         639,948.00             0.00
Common stock issued in exchange for services    24,000.00       195,324.00
Common stock issued to cancel Notes Payable    325,305.00             0.00
Notes issued for purchase of patent                  0.00       770,000.00
                                            -------------    -------------
Total                                       $1,125,503.00    $1,478,356.00


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

14. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1999 was $62,367.00. The amount of amortization recorded in 2000 was $72,262.00.

15. Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

16. The Company has adopted FASB 121. Management determined that as the major intangible asset, the electric light switch, was purchased late in 1999 there had not been a significant reduction in the usefulness of the asset at December 31, 2000.

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

On December 31, 2000 the Company had Property and Equipment of $2,774,035 compared to $1,362,600 on December 31, 1999, or an increase of $1,411,435 which is a result of the acquisition of the Clipper Operating Companies selected assets and oil leases for $1,279,896 made up of (mineral acreage for $454,959; equipment at market value $788,217; and gas pipeline at market value $36,720), the purchase of additional oil field equipment and leases for $204,918; the purchase of the shower saver mold for $13,973; the purchase of additional steel for molds for $9,464 and the purchase of additional office equipment and furniture for $36,392, the purchase of additional factory equipment for $1,381, the purchase of additional leasehold improvements for $1,798 and additional manufacturing equipment for $22,551 less the depreciation for the period of $141,901 and the removal of Elite Fitness property and equipment of $17,037.


                           Estimated Useful Life
                           ---------------------

                              December 2000   December 1999
Manufacturing Equipment       $  352,678.00   $  336,723.00     5-7    Years
Leasehold Improvements        $    1,708.00   $        0.00     5-7    Years
Drilling Equipment - Vaculift $  222,300.00   $  234,000.00     6-7    Years
Factory Equipment             $    1,312.00   $        0.00     6-8    Years
Office Equipment              $  111,107.00   $  106,325.00     6-8    Years
Clipper Assets - Nutek Oil    $1,422,295.00   $        0.00     6-8    Years
Furniture & Fixtures          $   49,883.00   $   47,446.00     7-12   Years
Super Glide Molds             $  226,067.00   $  255,003.00     10-15  Years
Handi Plate Molds             $  135,224.00   $  142,341.00     10-15  Years
Clock Molds                   $  228,724.00   $  240,762.00     10-15  Years
Shower Saver Molds            $   13,273.00   $        0.00     10-15  Years
Mold - Steel                  $    9,464.00   $        0.00     10-15  Years
                              -------------   -------------
                              $2,774,035.00   $1,362,600.00

NOTE 4 - OTHER ASSETS

Other assets consists of patents, the purchase of Kristi and Co, Inc for $100,000, design and artwork and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.

                                December 2000    December 1999

Electrostatic light switch      $  938,496.00     $  987,890.00
Dowel Maker                     $    9,300.00     $    9,789.00
Handi Plate Patent              $  248,912.00     $  262,013.00
Website Development             $   42,154.00     $        0.00
Customer Lists                  $   46,500.00     $        0.00
Patterns/Designs                $   57,588.00     $        0.00
Trade Show Booths               $    6,450.00     $        0.00
Packaging Design/Artwork        $    7,534.00     $        0.00
Long Term Investment            $  284,116.00     $        0.00
Rent Deposit                    $    3,455.00     $    3,310.00
                                -------------     -------------
                                $1,644,505.00     $1,263,002.00


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Note payable to John L Rainaldi,
a stockholder, 15% per annum                    $32,000.00
payments based upon the terms
of the related loan agreements, secured by     ------------
stockholders of the Company.                    $32,000.00

All other notes payable are non interest bearing. Interest on notes payable which are non interest bearing have been imputed at the rate of 9% per annum.

Short Term Notes Payable        $702,435.00

NOTE 6 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $4,576,847.00. The carry forwards start expiring in 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the year ended December 31, 1999. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

      Deferred tax asset
          Net operating loss carry forwards      $ 4,576,874.00
          Valuation allowance                     (4,576,874.00)
                                                 ---------------
                   Net deferred tax asset                   -0-

NOTE 7 - CONTINGENCIES AND COMMITMENTS

1.  Office Lease

The Company leases office space in California on a month-to-month basis with aggregate monthly rent of approximately $2,856.00. Rent recorded during 1999 and 2000 respectfully was $21,218.25 and $34,272.00.

2.  Handi-Plate royalty

As part of acquiring the patents for this product, Nutek Inc. to provide the inventor a 2.5% royalty interest on the gross sales of this product.

After numerous delays by the manufacturer of the tooling to provide Nutek the final finished product in order to fulfill orders received, Nutek lost over $5 million in sales of this product. In December 2000, the Company prepared a lawsuit which it has served on Advance plastics, et al, of San Diego, California claiming more than $5 million in damages. These revenues had made up a significant part of Nutek's growth strategy for 2000 and were a significant setback to meeting the sales objectives for the year.

3.  Clock royalty

As part of the acquisition of Century Clocks SA clock molds, a 7.5% royalty interest was given. The royalty owners advanced $55,000.00 to Nutek, Inc. Murray Conradie has the option of converting the loan which he made to Nutek Inc. in the amount of $57,000.00 to a royalty interest and becoming a participant in the 7.5% royalty interest.

4.  Subscriptions receivable

The Company has received common stock subscriptions in the amount of $100,000.00. The Company reported this as part of shareholder's equity. The Company received the payment for the subscriptions in the first quarter 2000.

NOTE 8 - ACQUISITIONS

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On December 31, 2000 the Company had Property and Equipment of $2,774,035 compared to $1,362,600 on December 31,1999, or an increase of $1,411,435 which is a result of the acquisition of the Clipper Operating Companies selected assets and oil leases for $1,279,896 made up of (mineral acreage for $454,959; equipment at market value $788,217; and gas pipeline at market value $36,720), the purchase of additional oil field equipment and leases for $204,918; the purchase of the shower saver mold for $13,973; the purchase of additional steel for molds for $9,464 and the purchase of additional office equipment and furniture for $36,392, the purchase of additional factory equipment for $1,381, the purchase of additional leasehold improvements for $1,798 and additional manufacturing equipment for $22,551 less the depreciation for the period of $141,901 and the removal of Elite Fitness property and equipment of $17,037.

Patent rights for an electro static light switch were acquired August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000.00 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. As at December 31, 2000, the Company only owes the $670,000.00 royalty portion as the $150,000.00 cash portion was paid. As of December 31, 2000 the balance is $670,000.00.

Nutek Oil Inc., some of the assets and leases of the Clipper Operating Company were acquired on 02/23/2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948.00 a note for $639,948.00 was issued for the balance of the purchase price. The purchase price of $1,279,896 was made up of (mineral acreage for $454,959; equipment at market value $788,217; and gas pipeline at market value $36,720),

Vac-U-Lift Production Company, Inc. In June of 1996, the company exchanged 100,000 shares of its common stock and a certain amount of cash to acquire all of the outstanding common shares of Vac-U-Lift Production Company, Inc., a Texas corporation. The business combination was been accounted for under the purchase method of accounting. There was no goodwill or intangible assets recorded for this acquisition. Nutek determined at the end of Fiscal 2000 to shut down this operation through bankruptcy. This company had no significant assets but had accounts payable of approximately $19,000.00, which were discharged as a result of the bankruptcy.

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

Elite Fitness was acquired 04/07/1999 for 125,000 shares of the Company's stock in exchange for the outstanding common stock of Elite Fitness. The business combination has been accounted for under the pooling of interest method. Elite Fitness Systems Inc. markets a proven fitness system that has kept the world's finest fighting force in supreme physical condition. Nutek determined at the end of Fiscal 2000 to return Elite Fitness Systems Inc. to Mr. Helvenston in exchange for the 125,000 shares of Nutek Restricted stock that were originally issued for the purchase of this corporation.

Century Clocks, Inc. (a Nevada Corporation) was incorporated on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800.00 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800.00 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2000, Murray Conradie, President of Nutek Inc., has loaned the Company $163,283.00, which includes $57,000.00 as a result of his brokering the purchase of clock molds from South Africa. Mr. Conradie was formerly an officer and manager of Century Clocks SA. He negotiated a purchase of clock molds from South Africa. This was a three party transaction which involved Mr. Conradie purchasing the molds in South Africa and then transferring the clock molds to Century Clocks, Inc., a company wholly owned by Nutek, Inc. and formed
to pursue this business opportunity.   The clock molds were recorded at Mr.
Conradie's, the transferor's, historical cost and book value.  There were no
inventories involved in these transactions.   Mr. Conradie also received
1,050,000 shares of the Company's common stock valued at $126,000.00, December 30, 1999 the day the stock was authorized and recorded in the Company's minutes.

Murray Conradie received 175,000 shares of the company's common stock valued at $26,250.00 for unpaid compensation during the first six months of 2000.

As of December 31, 2000, Kristi Conradie, vice president of Nutek Inc., has loaned the Company $63,654.00 Kristi Conradie, vice president, received 250,000 shares of Nutek Inc's common restricted stock and a note payable in the amount of $50,000.00 for the outstanding stock of Kristi and Co., Inc.

Kristi Conradie received 163,334 shares of the company's common stock valued at $24,500.00 for unpaid compensation during the first six months of 2000.

Murray Conradie and Kristi Conradie have also loaned the company an additional $107,333 through their personal lines of credit which is included in the short term notes payable.

The total amount owed by the company to Murray and Kristi Conradie as of December 31, 2000 is $334,270.00


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

The Company previously reported as a Development Stage Company, however the Company has generated significant revenues from its planned principal operations for the year ending December 31, 2000 and is no longer considered a Development Stage Company. Management believes that current operations will continue to provide sufficient profits to meet operating costs and expansion.

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

After numerous delays by the manufacturer of the tooling to provide Nutek the final finished product for the Handi-Plate product in order to fulfill orders received, Nutek lost over $5 million in sales of this product. In December 2000, the Company prepared a lawsuit which it has served on Advance plastics, et al, of San Diego, California claiming more than $5 million in damages. These revenues had made up a significant part of Nutek's growth strategy for 2000 and were a significant setback to meeting the sales objectives for the year.

NOTE 13 - SUBSEQUENT EVENTS
On January 9, 2001, The Company increased its authorized shares to 200,000,000 shares of common stock, par value $.001 and 20,000,000 shares of preferred stock, par value $.001.

The Company issued an additional 950,000 shares of its common stock par value
 .001 At the market value of $.24 a share for consulting and legal services.

NOTE 14 - SEGMENT INFORMATION

The Company has adopted FASB 131. The adoption of FASB 131 did not affect results of the companies statement of operations or financial position, but did affect the disclosure of segment information. The Company operates within two segments, retail sales and exploration and production of oil and gas. Retail sales includes Kristi and Co, SuperGlide, Electrostatic light switch and Century Clocks.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.  The Company has not changed its accountant since registration.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                         Age              Position
--------                    ------           ----------

Murray N. Conradie           35              President, CEO and Director

Kristi Conradie              36              Vice President and Director

Pamela Horick                35              Secretary and Director


B.  Family relationships

Murray N. Conradie and Kristi Conradie are married to each other.

C.  Work Experience

Murray N. Conradie

April 1999 - Present, NuTek Inc.
President/CEO, Director and Chairman of the Board.

1998 - Dec, 1999, NuTek, Inc.
CFO, Director

1997 - 1999, WorldTek Corporation.
President/CEO and Director.
Internet startup company which hosted and designing websites.

1996 - 1999, Global Entertainment Network Inc.
President/CEO Director.
Started this company which is an Internet based crossword puzzle game which he developed and patented, and now currently in negotiations for the sale of this company.

1994 - 1996, Authentic Apparel
Screen printing company for clothing. Started this company which he sold after securing several major national contracts, including the "Clinnochio" line of clothing.

1992-1994, Quantum Time
President of this company he founded for the manufacture of wooden wall clocks.

1989 - 1992, M.C. Clothing.
Co-owner of woman's clothing manufacturing company doing in excess of $2 million sales a year. Sold this company to concentrate on the Century Clocks.

1987 - 1994, Century Clocks.
President and Director
Started company which bought out major competitor Smith's clocks 18 months later. Went to $1.8 million in sales the first year and averaged $5 million in sales thereafter. Sold this company, and currently negotiated to purchase some of the molds and tooling for US operation.

EDUCATION:
1983-1985, University of Natal at Durban, South Africa. B.A., Studied Business Law for 2 1/2 years

1985-1988, Technikon Natal at Durban, South Africa. Accounting Degree specializing in Auditing.

1999 Selected for Strathmore's Who's Who in Finance
1999 Selected for Marquis Who's Who in Finance Millennium Edition


Kristi L. Hough

1999 - Present, NuTek Inc.
Vice-President and Director.

1999 - Present, Kristi & Co., Inc., President/CEO Director and designer. Women's resort clothing line. Started company with a vision to help veterans by employing them and helping with their goals through work.

1998 - Present, Opportunities Unlimited
Owner of push carts that sell Haagen Dazs Ice-Cream
This company Hires and supports veterans. The carts are independently operated by Veterans and I support their rehabilitation efforts by integrating work skills with their treatment goals. Intention here is to have several carts operated by vets.

1995 - Present, KHLA, Inc.
President and Director
Founder, and designer of a women's resort clothing line.
Started company with a vision to help veterans by employing them and helping with their goals through work. Responsible for taking the company from a start up and no recognition to its' current status of sales of one million, selling across the country to specialty antiques, department stores, starting our own stores in resort areas, and selling overseas. Intention with this company is to hire and train veterans in all aspects of the production (cuffing, sewing, quality control) to shipping, receiving, and marketing together with integrating their treatment goals with their job goals.

1992 - 1996, Veterans Administration Medical Center, Long Beach, CA.
Aftercare Coordinator/Substance Abuse Counselor
Responsible for coordinating patients aftercare treatment. Integrated the Veterans treatment needs with work placement, out-patient treatment and community involvement. Worked closely with the community developing new programs, and enhancing follow-up care. Designed, implemented and taught classes on all aspects of relapse prevention, substance abuse recovery, family roles and cocaine addiction. Created and ran a Relapse track of treatment. Experienced in: dual diagnosis, relapse prevention, 12 core functions, 12-Step programs, group & individual therapy, family therapy and education.

1990-1991, Vertex Design Systems, San Francisco, CA.
Sales Support & Marketing Coordinator
Created, implemented and managed several training, internal operations and marketing programs, including staffing, production and performance tracking. Instrumental in determining marketing strategy and knowing which marketing materials were successful. Result: 100% increase in sales for this company which was also a start-up computer company.

1989 (May -Dec), Arizona Bar & Bistro, Sydney, Australia
Promotions/Marketing Representative
Instrumental in the design and implementation of marketing programs for a new "image" restaurant in Australia. Hired to take a new restaurant concept for Australia and make it mainstream. Worked on everything from restaurant design, menu selections, wine selections, promotional programs, marketing materials, advertising, and hiring. Result: Restaurant opened on time and enjoyed immediate and sustained success.

1988-1989, Melveny & Myers, Los Angeles, CA.
Support Services Coordinator - Legal Services
Managed all aspects of document handling, including sensitive legal materials. Provided support services, which included proofreading & word processing. Trained new employees and handled communications between attorneys and clients.

1986-1988, Delphi Information Systems, Westlake Village, CA.
Regional Area Supervisor - Customer Service
Responsible for maintaining a team of technical support employees to service the customer base for a computer design and installation company. Wrote technical manuals and taught procedural classes on how to use the software. Handled customer needs that ranged from computer programming, database problems, hardware problems and processing glitches. Made sure problem was resolved efficiently and timely. Always won the employee of the month award for handling the most calls/crisis' and most efficient.

EDUCATION:
University of California at Los Angeles, March 1986, B.A., Psychology and Computer Science with concentration in Business Administration

California Paramedical and Technical College, Long Beach, CA, April 1992 C.A.D.C. (Certified Alcohol and Drug Counselor)
N.A.ID.C. (National Alcohol and Drug Counselor)

Pamela Horick

1999-Present, NuTek Inc., Secretary and Director

1996-Present, Edventure Partners
Pamela Horick is Vice President at Edventure Partners, a privately-owned college marketing company, where she is responsible for marketing, sales, and account management. During her tenure over the past three years, the company has grown from 19 to 30+ employees and from serving one client to multiple clients, including Wells Fargo, Clairol and Time Magazine.

1988-1996, American Express
Prior to Edventure Partners, Pamela worked for American Express for eight years in sales and human resources. In these positions, she interacted with a variety of individuals from wide range of companies, including Levi Strauss & Co., American President Lines and Clorox.

EDUCATION:
Pamela received a Masters of Business Administration from the Haas School of Business, University of California at Berkeley and a Bachelor of Arts degree in Political Science, from the University of California at Los Angeles.

OTHER:
Pamela has been active in her community and currently serves on two boards. First she is a Director for the Haas Alumni Network Board, which is responsible for increasing participation of Haas alumni in contributing funds and attending events. She is also on the Board of Big Brothers Big Sisters of Marin, where she is responsible for initiating and managing an all-volunteer marketing committee. This committee is responsible for all aspects of marketing the non-profit agency, including public relations, research, a speakers bureau and recruiting big brothers and sisters.

In her mid-twenties, Pamela was one of the founding members of a grass-roots youth focused non-profit agency, San Francisco Youth at Risk. She devoted 10+ hours per week to develop a management organization, recruit volunteers, and fund raise to deliver an intensive camp and mentor program for 26 highly at-risk youth. She personally raised $5,000 by running the San Francisco marathon.

D.  Conflicts of Interest

      Kristi Hough (VP & Director) and Pamela Horick (Secretary & Director) are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote a minimal amount of time to the Company's affairs.

        The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

        The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Nutek Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officer

Name              Title           Salary         Bonus    Common Stock
--------------------------------------------------------------------------
Murray Conradie   President/CEO   $120,000(1)(2)  None     None(3)
Kristi Conradie   VP/Director     $78,000(2)      None     None(3)
Pamela Horick     Sec/Director    None(2)         None     None(3)

All Executive Officers as a Group (3 persons)

(1) Per a Board Resolution, Murray N. Conradie, President, CEO and Director has received remuneration of $120,000 for the year. He has no options nor warrants. Kristi Conradie, vice President and Director has received remuneration of $78,000,000 for the year. She has no options nor warrants. The other Officer has not received any compensation during calendar year 2000.

(2) Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2000 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as the Company's only directors are its current executive officers.

(3) Common Stock

The Officers have not received any common stock in compensation for their services, other than the unpaid salary they have converted to common stock.

Murray Conradie received 175,000 shares of the company's common stock valued at $26,250.00 for unpaid compensation during fiscal 2000 and an additional amount of $68,00.00 for unpaid compensation is recorded in the Short Term Notes.

Kristi Conradie received 163,334 shares of the company's common stock valued at $24,500.00 for unpaid compensation during fiscal 2000 and an additional amount of $30,000.00 for unpaid compensation is recorded in the Short Term Notes.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director,
(ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title      Name & Address                     Amount of        Percent
of         of Beneficial                      shares           of
Class      Owner of Shares       Position     held by Owner    Class
------     ---------------       --------     -------------    -------
Common   Murray N. Conradie(1)   President/    1,375,561        3.04%
                                 CEO

None     Kristi Conradie(2)      VP/Director     413,334        0.91%

None     Pamela Horick           Secretary/            0        0.00%
                                 Director
----------------------------------------------------------------------

All Executive Officers and
    Directors as a Group (3 persons)           1,788,895        3.95%

Company address for all Officers is c/o NuTek, Inc. 15722 Chemical Lane, Huntington Beach, CA 92649

(1) Murray N. Conradie, received 1,050,000 shares of common stock for the Century Clock Mold purchase. He also received 150,861 shares as outstanding compensation for 1999. These shares were issued to him in January, 2000, however, instructions had been given to the transfer agent for their issuance in December 1999, these shares were accounted for in the 1999 issued and outstanding stock and in the December Minutes. The stock for the clock molds was priced at $0.12 per share totaling $126,000.00 The compensation of 150,861 was for $2,500 a month compensation in addition to the $5,000.00 per month compensation for April 1, 1999 through December 31, 1999. The stock each month was calculated by taking the close of each trading day and dividing it by the number of days to get the average. The stock for both transactions was issued January 6, 2000.

Murray Conradie received 175,000 shares of the company's common stock valued at $26,250.00 for unpaid compensation during the first six months of 2000.

(2) Joanne L. Hough, mother to Kristi Conradie, beneficially owns 75,000 shares of restricted stock. Lorraine and Prescott Earle, grandparents to Kristi Conradie, beneficially own 100,000 shares of restricted stock. Kristi Conradie, entered into an agreement with the Company to purchase Kristi & Co., Inc. She is President/CEO and Director of Kristi & Co., Inc., a women's resort clothing line. Upon consummation of the agreement, Kristi received 250,000 restricted shares for the purchase of Kristi and Company, patterns, client list and designs. (See Exhibit 10.1 Purchase agreement) These shares were not scheduled to be issued until January, 2000. Nutek issued the 250,000 shares for $0.20 on January 6, 2000. This stock was issued at the close price of 12/31/99. (See, Item 7 -- Interest of Management and Others in Certain Transactions.)

Kristi Conradie received 163,334 shares of the company's common stock valued at $24,500.00 for unpaid compensation during the first six months of 2000.

B.  Persons Sharing Ownership of Control of Shares

No person owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

F.  Other

By Corporate Resolution, the Company purchased clock molds from Century Clock Company of South Africa. Murray N. Conradie, President and CEO of The Company was the former President and a major stockholder of Century Clocks in South Africa. The date of transaction was 27 April 1999, the valuation of the molds was done by getting quotations from US manufacturers to make the molds. This was found to be in excess of $1,200,000.00 and would need to be funded with cash or financing to be provided by an outside source. The funding could not be obtained to have molds produced, and the Board of Directors decided that the alternative to purchase the molds from South Africa at a discounted price, without having to lay out large amounts of cash was a better option. Mr. Conradie managed to negotiate with the sellers to be compensated with Restricted Stock. (See, Item 7 -- Interest of Management and Others in Certain Transactions.)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From 1987 through 1994, Murray N. Conradie, current President/CEO of NuTek, held the position of President and Director of Century Clocks in South Africa. In 1999, as President of NuTek, Inc., he negotiated a purchase agreement with Century Clocks of South Africa, where he received 1,050,000 common shares of restricted stock from NuTek, Inc. As of December 31, 1999, Murray Conradie, loaned the Company $57,000 ("See Note 5 and Note 9 in Financial Statements.") Mr. Conradie purchased molds from Century Clocks South Africa to the value of $57,000.00 with his own funds as Nutek and Century Clocks did not have the funding at the time. There is no loan repayment agreement, and should Century Clocks fail to be profitable, the only security Mr. Conradie has is the value of the molds he purchased which he has retained a security interest in for his loan. There is also no interest payable on this loan.

Kristi Hough, VP and Director of the Company, has entered into a Preliminary agreement with the Company to purchase Kristi & Co., Inc. She is President/CEO and Director of Kristi & Co., Inc., a women's resort clothing line. Upon consummation of this agreement, she will receive 250,000 restricted shares for the purchase of Kristi and Company, the patterns, client list and designs. These shares were issued in January, 2000.

The Company has a number of notes payable to certain stockholders. This includes: E. Grant ($25,000); J. Frank, ($55,000); Velma Shaw Myers ($13,400); Dudley Frank ($15,000); Roger Garrity, ($203,806); Murray Conradie ($163,283);

Kristi Conradie ($63,654); John L. Rainaldi ($32,000); Allenergy ($15,000). ("See Note 5 in Financial Statements.")

a.) Ethel Grant - loan to company for operations, payable on demand, 24 % p.a. interest. This was Mr. Garrity, the former CEO's mother b.) J. Frank - loan for operations, no repayment date.
c.)  Roger Wheeler - loan for operations, no repayment date.
d.)  Velma Shaw Meyers - loan for operations, no repayment date.
e.)  Dudley Frank - loan for operations, no interest or repayment date.
f.) Roger Garrity - unpaid compensation and money loaned for operations, no repayment date or interest.
g.) Murray Conradie - same loan as mentioned for clock molds and unpaid compensation.
h) Kristi Conradie - same loan as mentioned for Kristi & Co purchase and unpaid compensation.
i.) John L. Rainaldi - loan for operations. Should the company not be able to generate sufficient revenues or raise additional funding, this loan will not be able to be repaid.
j.) Allenergy - money loaned for operations, no repayment date or interest.

Through a Board Resolution, the Company hired the professional services of James E. Slayton, Certified Public Accountant, to perform audited financials for the Company. Mr. Slayton owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis. The fees paid to date were paid in cash.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

(2) a) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

     2.1  Plan and Articles of Merger, filed 8/23/91*

     2.2 Plan of Reorganization and Agreement, dated 9/20/97*

(3)  Articles of Incorporation & By-Laws

     3.1 Articles of Incorporation of the Company Filed August 23, 1991*

     3.2 Articles of Amendment filed on April 10, 1992*

     3.3 Certificate of Amendment of Articles of Incorporation filed on 3/3/95*

     3.4 By-Laws of the Company adopted August 24, 1991*

(4)  Instruments Defining the Rights of Security Holders

     4.1 Those included in exhibit 3, and sample of Stock Certificate*
     4.2 Preferred Stock*

(10) Material Contracts

     10.1  Purchase Agreement - Kristi and Co dated 1/6/00*
     10.2  Agreement for Promotion and Revenue Sharing Plan, dated 9/2/99*
     10.3  Purchase Agreement - Elite Fitness, dated 10/4/99*
     10.4  Purchase Agreement - Patent #5833350, dated 9/15/99*
     10.5  Purchase Agreement - Clock Mold, dated 4/30/99*
     10.6  Plan of Purchase and Agreement, dated 11/30/97*
     10.7  Transitional Employer Agreement*
     10.8  Lease, dated October 15, 1999*
     10.9  Letter of Intent - Mineral Acres, dated 11/1/99*
     10.10 Compensation Plan*
     10.11 Key Employees Incentive Stock Option Plan*
     10.12 Purchase Agreement - Kristi & Company.**

(23) Consent of Experts and Counsel

     23.1 Statement from James E. Slayton, CPA

(27) Financial Data Schedule

     27.1 Financial Data Schedule

* Previously filed as an exhibit to the Company's Form 10-SB, filed January 24, 2000.
** Previously filed as an exhibit to the Company's Number 1 Amendment to Form 10-SB, filed May 22, 2000.

(b)  REPORTS ON FORM 8-K

Nutek Inc. did not file any reports on Form 8-K during the fiscal year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutek, Inc.

/s/ Murray N. Conradie
-------------------
Murray N. Conradie,
President and Chairman
Chief Financial Officer

Date: April 4, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Nutek, Inc.

/s/  Donald Hejmanowski
------------------------
Donald Hejmanowski, SECRETARY
Date:  April 4, 2001