Form 10QSB
period 2001-03-31
NUTEK INC
filed 2001-05-15
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                         Commission File Number: 0-29087
--------------------------------------------------------------------------------

                                  NUTEK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                               87-0374623
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)


   1110 Mary Crest Road, Henderson, NV                   89014
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


             702-567-2613 (Telephone)     702-567-2617 (Fax)
        ---------------------------------------------------------
                        Issuer's Telephone Number


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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 46,919,507 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2001. The Registrant has 793,500 shares of Preferred Stock issued and outstanding as of March 31, 2001.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-15

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   20

Item 2.   Changes in Securities and Use of Proceeds............   20

Item 3.   Defaults upon Senior Securities......................   20

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   20

Item 5.   Other Information....................................   20

Item 6.   Exhibits and Reports on Form 8-K.....................   20

Signatures.....................................................   21

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 2000 and March 31, 2001


ASSETS

                                              March 31      December 31
                                                  2001         2000
CURRENT ASSETS

Cash                                          11,062.00       48,071.00
Accounts Receivable                           90,871.00       60,396.00
Marketable Securities                         72,000.00       72,000.00
Inventory                                    141,301.00      170,095.00
Accrued Income                                11,200.00       11,200.00
Prepaid Expenses                             172,962.00        2,891.00
                                             ----------       ---------
Total Current Assets                         499,396.00      364,653.00

PROPERTY AND EQUIPMENT
Property and Equipment
   (net of depreciation)                   2,921,370.00    2,774,036.00
                                           ------------    ------------
Total Property and Equipment               2,921,370.00    2,774,036.00

OTHER ASSETS
Patent Rights Acquired
    (net of amortization)                  1,181,750.00    1,196,708.00
Long Term Investment                         284,116.00      284,116.00
Website Assets                                41,627.00       42,154.00
Customer Lists                                45,686.00       46,500.00
Patterns/Designs                              58,381.00       57,588.00
Trade Show Booths                              8,816.00        6,450.00
Packaging Design/Artwork                      28,443.00        7,534.00
Product Design/Tooling                         9,000.00            0.00
Security Collateral                           40,000.00            0.00
Deposits                                       3,855.00        3,455.00
                                           ------------    ------------
Total Other Assets                         1,701,674.00    1,644,505.00
                                           ------------    ------------
TOTAL ASSETS                               5,122,440.00    4,783,194.00
                                           ============    ============

         See accompanying notes to financial statements

                            Nutek, Inc.
                           CONSOLIDATED
                           BALANCE SHEET
                               AS AT
              December 31, 2000 and March 31, 2001


LIABILITIES & EQUITY

                                              March 31      December 31
                                                2001            2000
CURRENT LIABILITIES

Accounts Payable                              63,582.00       51,639.00
Short Term Notes Payable                     810,055.00      702,435.00
Discount on Notes Payable                          0.00            0.00
                                           ------------     -----------
Total Current Liabilities                    873,637.00      754,074.00

OTHER LIABILITIES
Long Term Notes Payable                       32,000.00       32,000.00
Unamortized Interest Payable                       0.00            0.00
Accrued Bond Interest                              0.00            0.00
Bonds Payable                                      0.00            0.00
Clipper Asset Purchase                       639,948.00      639,948.00
Deposits Received                                  0.00            0.00
Patent Rights Acquired Liability             670,000.00      670,000.00
                                           ------------    ------------
Total Other Liabilities                    1,341,948.00    1,341,948.00
                                           ------------    ------------
TOTAL LIABILITIES                          2,215,585.00    2,096,022.00


EQUITY

Common Stock                                  46,919.00       45,186.00

Common Stock, $0.001 par value,
authorized 200,000,000; shares issued
and outstanding at March 31, 2001
46,919,507 common shares; issued and
outstanding at December 31, 2000,
45,186,132 common shares

Additional Paid in Capital                 7,531,790.00    7,237,329.00

Preferred Stock, $.001 par
value, authorized
20,000,000 shares                                794.00          794.00
issued and outstanding at
March 31, 2001 and December 31
2000, 793,500 preferred shares

Royalty Investors                             20,000.00       30,000.00
Treasury Stock                               (49,263.00)     (49,263.00)
Retained (Deficit)                        (4,643,385.00)  (4,576,874.00)
Common Stock Subscribed                            0.00            0.00
                                           ------------    ------------
Total Stockholders' Equity                 2,906,855.00    2,687,172.00
                                           ------------    ------------
TOTAL LIABILITIES AND OWNERS EQUITY        5,122,440.00    4,783,194.00
                                           ============    ============


            See accompanying notes to financial statements

                               Nutek, Inc.
                              CONSOLIDATED
                          STATEMENT OF OPERATIONS
                            FOR 3 MONTHS ENDED
                   March 31, 2000 and March 31, 2001



STATEMENT OF OPERATIONS


                                    Unaudited        Audited
                                   ---------         --------
                              Three months ended      Jan 1
                                    March 31           2000,
                                                      to Dec.
                              2001        2000        31, 2000
                             -------     ------      ------------

REVENUES                     315,856.00 198,048.00   1,250,627.00

COSTS AND EXPENSES
Cost of Goods Sold            61,384.00  33,280.00      88,787.00
Selling, General and
  Administrative             258,152.00  75,976.00     706,693.00
Depreciation Expense          40,699.00   29,614.00    141,901.00
Interest Expense               4,500.00      158.00     15,817.00
Amortization of Intangibles   17,632.00   18,821.00     72,262.00
                            -----------  ----------   -----------

Total Costs and Expenses     382,367.00  157,849.00  1,025,460.00
                            -----------  ----------   -----------

Net Ordinary Income or
(Loss) before income taxes   (66,511.00)  40,199.00    225,167.00

Income Tax Expense                 0.00   11,413.00          0.00

Benefit due to loss
Carry forward                      0.00  (11,413.00)         0.00

Net Income or (Loss)         (66,511.00)  40,199.00    225,167.00
                              ==========  =========    ==========

Basic weighted average
number of common
shares outstanding          45,283,007    36,758,236   41,757,088

Basic Net Loss Per Share       (0.001)        0.001          0.01


           See accompanying notes to financial statements

                           Nutek, Inc.
                          CONSOLIDATED
                      STATEMENT OF CASH FLOWS
                         FOR 3 MONTHS ENDED
                March 31, 2000 and March 31, 2001


STATEMENT OF CASH FLOWS

                                       January 1, 2001    January 1, 2000
                                       to March 31,       to March 31
                                       2001               2000
                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit(loss) from operations      (66,511.00)            40,199.00

Adjustments to reconcile net
income to net cash provided
Items not requiring cash

Services Received for stock                 0.00                  0.00

Depreciation Expense                   40,699.00             29,614.00

Amortized Interest Expense              4,500.00                158.00

Amortization of Intangibles            17,632.00             18,821.00

(Increase)/Decrease in
  accounts receivable                 (30,475.00)           (22,330.00)

(Increase)/Decrease in
  inventory                            28,794.00            (83,633.00)

(Increase)/Decrease in Deposits          (400.00)                 0.00

Increase/(Decrease) in Accounts
Payable                                11,943.00             (3,004.00)

Net cash flow provided by operating
activities                              6,182.00            (20,175.00)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Kristi & Co                      0.00             29,812.00
  Purchase of Website                       0.00             12,000.00
  Purchase of Electrostatic Light           0.00             40,000.00
  Purchase of Print Shop Assets        50,000.00                  0.00
  Purchase of Prepaid Services        170,000.00                  0.00

Net cash used by investing
activities                           (220,000.00)           (81,812.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock              79,189.00            311,067.00

Increase/(Decrease) in Notes
payable                               107,620.00           (214,100.00)

Increase/(Decrease) in Royalty
Investments                           (10,000.00)                 0.00

Treasury Stock                              0.00                  0.00

Net cash provided by financing
activities                            176,809.00             96,967.00

Balance at beginning of
period                                 48,071.00             81,404.00

Net increase (decrease) in cash       (37,009.00)            (5,020.00)

Balance as at end of
period                                 11,062.00             76,384.00


              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001


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


NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The accompanying consolidated financial statements include the accounts of Nutek Inc., and its different business segments, SRC International, Inc., Century Clocks Inc., Kristi & Co. and Nutek Oil, Inc. All significant inter-company balances and transactions have been eliminated.

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

4. The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 20,000,000 shares of Series B preferred stock with a par value of $0.001 (one tenth of one cent). All of the shares which have been issued were issued for cash at $1.00 a share. Series B shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

                              Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

5. The Company experienced a profit from the last fiscal year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109. The Company's marginal tax rate is 15%. Its effective tax rate is zero. It has net operating losses of $4,643,385.00. These losses begin to expire in 2004. The estimated tax benefit of these losses is $691,259.00. The Company had a loss of $66,511.00 for the first quarter of 2001. The company's effective tax rate is 0%

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation. Depreciation recorded during 1999 was $110,626.00. Depreciation recorded during 2000 was $141,901.00. Depreciation recorded during the first three months of 2001 was $40,699.00.

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


                   Schedule of non-cash financing activities

                                              As at             As at
                                           March 31 2001   December 31 2000

Common stock issued for investments
     in other companies                     $        0.00    $   50,000.00
Common stock issued for Website Assets               0.00         9,000.00
Common stock issued for patents                      0.00             0.00
Common stock issued to Employees                 5,500.00             0.00
Common stock issued cancel trade payables            0.00        77,250.00
Common stock issued for Packaging/Design        20,000.00             0.00
Common Stock issued for Clipper assets               0.00       639,948.00
Common stock issued in exchange for services    31,500.00        24,000.00
Common stock issued to cancel Notes Payable     12,500.00       325,305.00
                                            -------------    -------------
Total                                       $   69,500.00    $1,125,503.00



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

                                    Nutek, Inc.
                            NOTES TO FINANCIAL STATEMENTS


14. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1999 was $62,367.00. The amount of amortization recorded in 2000 was $72,262.00. Amortization recorded for the first three months of 2001 was $17,632.00.

15. Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

16. The Company has adopted FASB 121. Management determined that as the major intangible asset, the electric light switch, was purchased late in 1999 there had not been a significant reduction in the usefulness of the asset at March 31, 2001.

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


                      Estimated Useful Life
                      ---------------------
                                March 2001    December 2000

Manufacturing Equipment       $  351,111.00   $  352,678.00     5-7    Years
Leasehold Improvements        $    1,687.00   $    1,708.00     5-7    Years
Drilling Equipment - Vaculift $  219,521.00   $  222,300.00     6-7    Years
Factory Equipment             $    1,296.00   $    1,312.00     6-8    Years
Office Equipment              $  109,563.00   $  111,107.00     6-8    Years
Clipper Assets - Nutek Oil    $1,526,721.00   $1,422,295.00     6-8    Years
Printing Plant Equipment      $   57,000.00   $        0.00     6-8    Years
Furniture & Fixtures          $   49,259.00   $   49,883.00     7-12   Years
Super Glide Molds             $  223,241.00   $  226,067.00     10-15  Years
Handi Plate Molds             $  133,534.00   $  135,224.00     10-15  Years
Clock Molds                   $  225,865.00   $  228,724.00     10-15  Years
Shower Saver Molds            $   13,108.00   $   13,273.00     10-15  Years
Mold - Steel                  $    9,464.00   $    9,464.00     10-15  Years
                              -------------   -------------
                              $2,921,370.00   $2,774,035.00



NOTE 4 - OTHER ASSETS

Other assets consists of patents, the purchase of Kristi and Co, Inc for $100,000, design and artwork and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.


                                  March 2001      December 2000

Electrostatic light switch      $  926,765.00     $  938,496.00
Dowel Maker                     $    9,184.00     $    9,300.00
Handi Plate Patent              $  245,801.00     $  248,912.00
Website Development             $   41,627.00     $   42,154.00
Customer Lists                  $   45,686.00     $   46,500.00
Patterns/Designs                $   58,381.00     $   57,588.00
Trade Show Booths               $    8,816.00     $    6,450.00
Packaging Design/Artwork        $   28,443.00     $    7,534.00
Product Design/Tooling          $    9,000.00     $        0.00
Long Term Investment            $  284,116.00     $  284,116.00
Security Deposit/Collateral     $   40,000.00     $        0.00
Rent Deposit                    $    3,855.00     $    3,455.00
                                -------------     -------------
                                $1,701,674.00     $1,644,505.00


                                    Nutek, Inc.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Note payable to John L Rainaldi,
a stockholder, 15% per annum                    $32,000.00
payments based upon the terms
of the related loan agreements, secured by      ----------
stock of the Company.                           $32,000.00

All other notes payable are non interest bearing. Interest on notes payable which are non interest bearing have been imputed at the rate of 9% per annum.

            Short Term Notes Payable        $810,055.00

NOTE 6 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $4,643,385.00. The carry forwards start expiring in 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the quarter ended March 31, 2001. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

      Deferred tax asset
          Net operating loss carry forwards      $ 4,643,385.00
          Valuation allowance                     (4,643,385.00)
                                                 ---------------
                   Net deferred tax asset                   -0-

                                  Nutek, Inc.
                          NOTES TO FINANCIAL STATEMENT


NOTE 7 - CONTINGENCIES AND COMMITMENTS

1.  Office Lease

As of March 31, 2001 the Company leased office and warehouse space in California with aggregate monthly rent of approximately $2,856.00. Rent recorded during 1999 and 2000 respectfully was $21,218.25 and $34,272.00.

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

Patent rights for an electro static light switch were acquired August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000.00 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. As at December 31, 2000, the Company only owes the $670,000.00 royalty portion as the $150,000.00 cash portion was paid. As of March 31, 2001 the balance is $670,000.00.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

As of Marhc 31, 2001, Murray Conradie, President of Nutek Inc., has loaned the Company $196,008.00, which includes $57,000.00 as a result of his brokering the purchase of clock molds from South Africa. Mr. Conradie was formerly an officer and manager of Century Clocks SA. He negotiated a purchase of clock molds from South Africa. This was a three party transaction which involved Mr. Conradie purchasing the molds in South Africa and then transferring the clock molds to Century Clocks, Inc., a company wholly owned by Nutek, Inc. and formed
to pursue this business opportunity.   The clock molds were recorded at Mr.
Conradie's, the transferor's, historical cost and book value.  There were no
inventories involved in these transactions.   Mr. Conradie also received
1,050,000 shares of the Company's common stock valued at $126,000.00, December 30, 1999 the day the stock was authorized and recorded in the Company's minutes.

Murray Conradie received 175,000 shares of the company's common stock valued at $26,250.00 for unpaid compensation during the first six months of 2000.

As of March 31, 2001, Kristi Conradie, vice president of Nutek Inc., has loaned the Company $93,655.00 Kristi Conradie, vice president, received 250,000 shares of Nutek Inc's common restricted stock and a note payable in the amount of $50,000.00 for the outstanding stock of Kristi and Co., Inc.

Kristi Conradie received 163,334 shares of the company's common stock valued at $24,500.00 for unpaid compensation during the first six months of 2000.

Murray Conradie and Kristi Conradie have also loaned the company an additional $90,930.00 through their personal lines of credit which is included in the short term notes payable.

The total amount owed by the company to Murray and Kristi Conradie as of March 31, 2001 is $380,593.00

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

The company has determined it is in the best interests of the shareholders to not pursue further legal action against Advanced Plastics of San Diego as Advance Plastics has agreed to return the Handi-plate mold to the company.

                                 Nutek, Inc.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

On May 1, 2001 the company moved operations to 1110 Mary Crest Road, Henderson, Nevada.

The company has determined it is in the best interests of the shareholders to not pursue further legal action against Advanced Plastics of San Diego as Advance Plastics has agreed to return the Handi-plate mold to the company.

In February 2001, the company increased the preferred shares to 20,000,000 authorized and the common shares to 200,000,000 authorized.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

The Company had a loss $66,511 for the Quarter ended March 31, 2001, based on revenues of $315,856 As of March 31, 2001, the Company had an accumulated retained deficit of $4,643,385. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to attain profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can sustain profitability or that the Company's operating losses will not increase in the future.

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

The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company previously reported as a Development Stage Company, how ever the company has for the fiscal year 2000 generated significant revenues from its planned principal operations and is no longer considered a Development Stage Company. Management believes that current operations will soon return to sufficient profits to meet operating costs and expansion.

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

Results of Operations

For the First Quarter, ended March 31, 2001, the Company has generated $315,856 in revenues and generated a loss of $66,511 for the same period. This compares to revenues of $198,048 and a profit of $40,199 for the same period last year. Through January 1, 2001 to March 31, 2001, the
Company has increased its working capital position by $15,180 from a negative $389,421 at December 31, 2000 to a negative $374,241.

During the First Quarter, the Company finalized development and testing of its Electrostatic Light Switch product which will be launched internationally in the second quarter. The Company is still in the process of developing its Website. The majority of the Company's expenses for the quarter included selling, general administrative costs, product development and advertising and promotion. There were non-recurring costs for legal fees and settlements of $61,231 during this first quarter. Management has also been increased with the employment of Mr. Donald Hejmanowski as Vice-President Finance from January 1, 2001 which has resulted in an increase in salaries.

Plan of Operation

1) During First Quarter ended March 31, 2001 the Company incurred a net loss of $66,511 from operations against revenues of $315,856 as compared to a net profit from operations of $40,199 against revenues of $198,048 for the same Quarter last year. The Company has increased its selling, general and administration costs from $75,976 for the same period last year to $258,152 for the First Quarter this year. Depreciation costs for the First Quarter this year were $40,699, as compared to $29,614 for the same period last year.

As of March 31, 2001, the Company has forty six million nine hundred and nineteen thousand five hundred and seven (46,919,507) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately four hundred thirty-seven (437) shareholders of record.
The Company also has seven hundred ninety-three thousand five hundred (793,500) shares of its $0.001 par value Preferred Stock issued and outstanding, as of March 31, 2001. All Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

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

The Company was recently in litigation with several separate lawsuits. They were:

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

The company has determined it is in the best interests of the shareholders to not pursue further legal action against Advanced Plastics of San Diego as Advance Plastics has agreed to return the Handi-plate mold to the company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, the following matters were submitted to the Company's security holders. The increase of the preferred stock from 5,000,000 authorized to 20,000,000 and the increase of the common stock from 50,000,000 authorized to 200,000,000 authorized.

ITEM 5.  Other Information

None

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

Date: May 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Donald Hejmanowski
-----------------------------------
Donald Hejmanowski, Corporate Secretary
Date:  May 14, 2001

                     INDEX TO EXHIBITS


         Exhibit No.       Description
         -----------       -----------

           10.14           Purchase Agreement - Printing Equipment

           27.1            Financial Data Schedule