Form 10QSB
period 2001-06-30
NUTEK INC
filed 2001-08-20
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 49,439,901 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2001. The Registrant has 793,500 Preferred Stock issued and outstanding as of June 30, 2001.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended
June 30, 2001, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 2000 and June 30, 2001

BALANCE SHEET


ASSETS

                                              June  30      December 31
                                                  2001         2000
CURRENT ASSETS

Cash                                         284,576.00       48,071.00
Accounts Receivable                           69,985.00       60,396.00
Marketable Securities                         72,000.00       72,000.00
Inventory                                    137,901.00      170,095.00
Accrued Income                                11,200.00       11,200.00
Prepaid Expenses                             173,029.00        2,891.00
                                             ----------       ---------
Total Current Assets                         748,691.00      364,653.00

PROPERTY AND EQUIPMENT
Property and Equipment
   (net of depreciation)                   2,733,877.00    2,774,036.00
                                           ------------    ------------
Total Property and Equipment               2,733,877.00    2,774,036.00

OTHER ASSETS
Patent Rights Acquired
    (net of amortization)                  1,163,655.00    1,196,708.00
Long Term Investment                               0.00      284,116.00
Website Assets                                41,045.00       42,154.00
Packaging Design/Artwork                      52,023.00        7,534.00
Deposits                                      51,686.00        3,455.00
Other Assets                                 111,245.00      110,538.00
    (net of amortization)
                                           ------------    ------------
Total Other Assets                         1,419,654.00    1,644,505.00
                                           ------------    ------------
TOTAL ASSETS                               4,902,222.00    4,783,194.00
                                           ============    ============


         See accompanying notes to financial statements

                                Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                  AS AT
                   December 31, 2000 and June 30, 2001

BALANCE SHEET


LIABILITIES & EQUITY

                                              June  30      December 31
                                                2001            2000
CURRENT LIABILITIES

Accounts Payable                             101,712.00       51,639.00
Short Term Notes Payable                     676,431.00      702,435.00
Payroll and Other Taxes Payable                   52.00            0.00
                                           ------------     -----------
Total Current Liabilities                    778,195.00      754,074.00

OTHER LIABILITIES
Long Term Notes Payable                       32,000.00       32,000.00
Clipper Asset Purchase                       639,948.00      639,948.00
Patent Rights Acquired Liability             670,000.00      670,000.00
                                           ------------    ------------
Total Other Liabilities                    1,341,948.00    1,341,948.00
                                           ------------    ------------
TOTAL LIABILITIES                          2,120,143.00    2,096,022.00


EQUITY

Common Stock                                  49,440.00       45,186.00

Common Stock, $0.001 par value,
authorized 200,000,000; shares issued
and outstanding at June 30, 2001
49,439,901 common shares; issued and
outstanding at December 31, 2000,
45,186,132 common shares

Additional Paid in Capital                 7,740,268.00    7,237,329.00

Preferred Stock, $.001 par
value, authorized
20,000,000 shares                                794.00          794.00
issued and outstanding at
June 30, 2001 and December 31
2000, 793,500 preferred shares

Royalty Investors                             20,000.00       30,000.00
Treasury Stock                               (49,263.00)     (49,263.00)
Retained (Deficit)                        (4,979,160.00)  (4,576,874.00)
                                           ------------    ------------
Total Stockholders' Equity                 2,782,079.00    2,687,172.00
                                           ------------    ------------
TOTAL LIABILITIES AND OWNERS EQUITY        4,902,222.00    4,783,194.00
                                           ============    ============

            See accompanying notes to financial statements

STATEMENT OF OPERATIONS

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                         FOR 3 AND 6 MONTHS ENDED
                       June 30, 2000 and June 30, 2001


                                  Unaudited                        Audited
                                  ---------                        --------
                      Three months ended   Six months ended         Jan 1
                           June 30               June 30             2000,
                                                                   to Dec. 31
                           2001      2000      2001      2000        2000
                          -------   ------   -------    ------     ----------

Revenues                  296,700   489,310    612,556   687,358  1,250,627

COSTS AND EXPENSES
Cost of Goods Sold        164,541   146,380    225,925   179,660     88,787
Selling, General and
  Administrative           92,979   153,612    351,131   229,588    706,693
Depreciation Expense       31,298    49,480     71,997    79,094    141,901
Interest Expense           10,500     3,460     15,000     3,618     15,817
Amortization of
   Intangibles             20,615    18,760     38,247    37,581     72,262
                        ---------   -------    -------    ------    -------

Total Costs and Expenses  319,933   371,692    702,300   529,541  1,025,460
                        ---------   -------    -------    ------    -------

Net Ordinary Income or
(Loss) before taxes       (23,233)  117,618    (89,744)   157,817   225,167

Other Income/Expense       (2,388)     0.00    (2,388)      0.00       0.00

Income Tax Expense           0.00    33,393      0.00     44,806       0.00

Benefit due to loss
Carryforward                 0.00   (33,393)     0.00    (44,806)      0.00

Net Income or (Loss)      (25,621)  117,618   (92,132)   157,817    225,167
                          ========  =======   ========   =======    =======

Basic weighted average
number of common
shares outstanding     49,440,000 41,774,159 49,440,000 41,161,167 41,757,088

Basic Net Loss
   Per Share             (0.0005)    0.003     (0.001)     0.004      0.01


           See accompanying notes to financial statements

                                    Nutek, Inc.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                               FOR 6 MONTHS ENDED
                        June 30, 2000 and June 30, 2001


STATEMENT OF CASH FLOWS

                                       January 1, 2001    January 1, 2000
                                        to June 30,         to June 30,
                                         2001                 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit(loss) from operations      (92,132.00)           157,817.00

Services Received for stock           384,500.00                  0.00

Depreciation Expense                   71,997.00             79,094.00

Amortized Interest Expense                  0.00              3,618.00

Amortization of Intangibles            38,247.00             37,581.00

(Increase)/Decrease in
  accounts receivable                  (9,589.00)           (38,255.00)

(Increase)/Decrease in
  inventory                            32,194.00            (85,288.00)

(Increase)/Decrease in Deposits       (48,231.00)                 0.00

Increase/(Decrease) in Accounts
Payable                                50,125.00             (7,420.00)

Increase in prepaid expenses, current    (138.00)                 0.00
Increase in prepaid expenses, L/T    (170,000.00)                 0.00
Net increase/decrease in other assets 234,835.00                  0.00

Net cash flow provided by operating   491,808.00            147,147.00
activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Kristi & Co                      0.00             40,246.00
  Purchase of Website                       0.00             31,872.00
  Purchase of Electrostatic Light           0.00            100,000.00
  Purchase of Print Shop Assets        50,000.00                  0.00
  Purchase of Oil Leases                    0.00             85,781.00
  Purchase of Oil Equipment                 0.00             97,190.00

Net cash used by investing
activities                            (50,000.00)          (355,089.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock             122,693.00            348,733.00
Write off of expended assets           18,162.00                  0.00
Write off Long Term Asset            (284,116.00)                 0.00
Prior Period Adjustment               (26,038.00)                 0.00

Increase/(Decrease) in Notes
payable                               (26,004.00)          (150,762.00)

Increase/(Decrease) in Royalty
Investments                           (10,000.00)                 0.00

Net cash provided by financing
activities                           (205,303.00)           197,971.00

Balance at beginning of
period                                 48,071.00            81,404.00

Net increase (decrease) in cash       236,505.00            (9,971.00)

Balance as at end of
period                                284,576.00            71,433.00



              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001


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

                              Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

5. The Company experienced a profit from the last fiscal year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109. The Company's marginal tax rate is 15%. Its effective tax rate is zero. It has net operating losses of $4,979,160.00. These losses begin to expire in 2004. The estimated tax benefit of these losses is $741,246.00. The Company had a loss of $25,621.00 for the second quarter of 2001. The company's effective tax rate is 0%

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation. Depreciation recorded during 1999 was $110,626.00. Depreciation recorded during 2000 was $141,901.00. Depreciation recorded during the first six months of 2001 was $71,997.00.

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

                                    Nutek, Inc.
                            NOTES TO FINANCIAL STATEMENTS


14. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1999 was $62,367.00. The amount of amortization recorded in 2000 was $72,262.00. Amortization recorded for the first six months of 2001 was $38,247.00.

15. Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

16. The Company has adopted FASB 121. Management determined that as the major intangible asset, the electric light switch, was purchased late in 1999 there had not been a significant reduction in the usefulness of the asset at June 30, 2001.

17. The company has adopted FASB 123 and will account for stock issued for services and stock options under the fair value method.

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

            Short Term Notes Payable        $676,431.00

NOTE 6 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $4,979,160.00. The carry forwards start expiring in 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the quarter ended June 30, 2001. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

      Deferred tax asset
          Net operating loss carry forwards      $ 4,979,160.00
          Valuation allowance                     (4,979,160.00)
                                                 ---------------
                   Net deferred tax asset                   -0-

                                  Nutek, Inc.
                          NOTES TO FINANCIAL STATEMENT


NOTE 7 - CONTINGENCIES AND COMMITMENTS

1.  Office Lease

As of June 30, 2001 the Company leased office and warehouse space in Henderson, NV with aggregate monthly rent of approximately $10,218.00. Rent recorded during 1999 and 2000 respectfully was $21,218.25 and $34,272.00.

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

                               Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2001, Murray Conradie, President of Nutek Inc., has loaned the Company $300,979.00, which includes $57,000.00 as a result of his brokering the purchase of clock molds from South Africa. Mr. Conradie was formerly an officer and manager of Century Clocks SA. He negotiated a purchase of clock molds from South Africa. This was a three party transaction which involved Mr. Conradie purchasing the molds in South Africa and then transferring the clock molds to Century Clocks, Inc., a company wholly owned by Nutek, Inc. and formed
to pursue this business opportunity.   The clock molds were recorded at Mr.
Conradie's, the transferor's, historical cost and book value.  There were no
inventories involved in these transactions.   Mr. Conradie also received
1,050,000 shares of the Company's common stock valued at $126,000.00, December 30, 1999 the day the stock was authorized and recorded in the Company's minutes.

Murray Conradie received 175,000 shares of the company's common stock valued at $26,250.00 for unpaid compensation during the first six months of 2000.

As of June 30, 2001, Kristi Conradie, vice president of Nutek Inc., has loaned the Company $139,155.00. Kristi Conradie, vice president, received 250,000 shares of Nutek Inc's common restricted stock and a note payable in the amount of $50,000.00 for the outstanding stock of Kristi and Co., Inc.

Kristi Conradie received 163,334 shares of the company's common stock valued at $24,500.00 for unpaid compensation during the first six months of 2000.

Murray Conradie and Kristi Conradie have also loaned the company an additional $57,423.00 through their personal lines of credit, which is included in the short term notes payable.

The total amount owed by the company to Murray and Kristi Conradie as of June 30, 2001 is $497,557.00.

As of June 30, 2001, Donald Hejmanowski, vice president - finance of Nutek Inc., has loaned the Company $26,809.00.

Donald Hejmanowski received 480,000 shares of the company's common stock valued at $48,000.00 for unpaid compensation during the first six months of 2001.

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

As previously announced, Nutek Inc is completing the spin-off of Nutek Oil Inc. A dividend of 500,000 shares of the common stock of Nutek Oil, Inc, to be distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one
share of Nutek Oil, Inc for each 100 outstanding shares of Nutek, Inc.   Twenty-
five percent (25%) of such shares will be freely tradable and seventy-five percent thereof will not be tradable ("restricted") until after August 1, 2002 ("one year") (See Exhibit 8-K filed July 31, 2001)

The registrant has engaged Healey & Shron, Certified Public Accounts as its principal accountant to replace its former principal accountant, James E. Slayton, CPA. (See Exhibit 8-K filed August 7, 2001)


NOTE 14 - SEGMENT INFORMATION

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

The Company had a loss $25,621 for the Quarter ended June 30, 2001, based on revenues of $296,700 As of June 30, 2001, the Company had an accumulated retained deficit of $4,979,160. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to attain profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can sustain profitability or that the Company's operating losses will not increase in the future.

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

Results of Operations

For the Second Quarter, ended June 30, 2001, the Company has generated
$296,700 in revenues and generated a loss of $25,621 for the same period. This compares to revenues of $489,130 and a profit of $117,618 for the same period last year. Through January 1, 2001 to June 30, 2001, the
Company has increased its working capital position by $359,917 from a negative $389,421 at December 31, 2000 to a negative $29,504.

Plan of Operation

1) During Second Quarter ended June 30, 2001 the Company incurred a net loss of $25,621 from operations against revenues of $296,700 as compared to a net profit from operations of $117,618 against revenues of $489,130 for the same Quarter last year. The Company has decreased its selling, general and administration costs from $153,612 for the same period last year to $92,979 for the Second Quarter this year. Depreciation costs for the Second Quarter this year were $31,298, as compared to $49,480 for the same period last year.

As of June 30, 2001, the Company has forty nine million four hundred and thirty-nine thousand nine hundred and one (49,439,901) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately four hundred sixty-nine (469) shareholders of record.
The Company also has seven hundred ninety-three thousand five hundred
(793,500) shares of its $0.001 par value Preferred Stock issued and outstanding, as of June 30, 2001. All Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

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

The Company currently has twelve (12) employees of which three (3) are Officers of the Company. As the Company begins to develop its other product lines it will need to add employees.

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

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Reference is made to Registrant's Current Report on Form 8-K, dated July 27, 2001, disclosing the spin-off of Nutek Oil Inc. A dividend of 500,000 shares of the common stock of Nutek Oil, Inc, to be distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one share of Nutek Oil, Inc for each
100 outstanding shares of Nutek, Inc.   Twenty-five percent (25%) of such
shares will be freely tradable and seventy-five percent thereof will not be tradable ("restricted") until after August 1, 2002 ("one year") (See Exhibit 8-K filed July 31, 2001)

Reference is made to Registrant's Current Report on Form 8-K, dated August 7, 2001, disclosing the registrant has engaged Healey & Shron, Certified Public Accounts as its principal accountant to replace its former principal accountant, James E. Slayton, CPA. (See Exhibit 8-K filed August 7, 2001)

(B) Reports on Form 8-K

On July 27, 2001, Registrant filed a Current Report on Form 8-K, relating to the spin-off of Nutek Oil Inc. A dividend of 500,000 shares of the common stock of Nutek Oil, Inc, to be distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one share of Nutek Oil, Inc for each 100 outstanding
shares of Nutek, Inc.   Twenty-five percent (25%) of such shares will be freely
tradable and seventy-five percent thereof will not be tradable ("restricted") until after August 1, 2002 ("one year") (See Exhibit 8-K filed July 31, 2001)

On July 27, 2001, Registrant filed a Current Report on Form 8-K, relating to the engagement of Healey & Shron, Certified Public Accounts as its principal accountant to replace its former principal accountant, James E. Slayton, CPA. (See Exhibit 8-K filed August 7, 2001)

                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Nutek, Inc.
                                           -------------
                                           (Registrant)

/s/ Murray N. Conradie
-------------------
Murray N. Conradie,
President, Chairman and CEO

Date: August 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Donald Hejmanowski
-----------------------------------
Donald Hejmanowski, Corporate Secretary
Date:  Augsut 17, 2001