Form 10QSB
period 2001-09-30
NUTEK INC
filed 2001-11-19
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 91,549,651 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 2001. The Registrant has 793,500 Preferred Stock issued and outstanding as of September 30, 2001.

Traditional Small Business Disclosure Format (check one)     Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   20

Item 2.   Changes in Securities and Use of Proceeds............   20

Item 3.   Defaults upon Senior Securities......................   20

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   21

Item 5.   Other Information.....................................  21

Item 6.   Exhibits and Reports on Form 8-K......................  21

Signatures......................................................  22

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 2000 and September 30, 2001

BALANCE SHEET


ASSETS

                                             September 30   December 31
                                                  2001         2000
CURRENT ASSETS

Cash                                         140,941.00       48,071.00
Accounts Receivable                          482,280.00       60,396.00
Marketable Securities                         72,000.00       72,000.00
Inventory                                    195,846.00      170,095.00
Accrued Income                                11,200.00       11,200.00
Prepaid Expenses                              43,229.00        2,891.00
                                             ----------       ---------
Total Current Assets                         945,496.00      364,653.00

PROPERTY AND EQUIPMENT
Property and Equipment
   (net of depreciation)                   3,201,659.00    2,774,036.00
                                           ------------    ------------
Total Property and Equipment               3,201,659.00    2,774,036.00

OTHER ASSETS
Patent Rights Acquired
    (net of amortization)                    578,796.00    1,196,708.00
Long Term Investment                               0.00      284,116.00
Website Assets                                40,675.00       42,154.00
Packaging Design/Artwork                      68,801.00        7,534.00
Deposits                                      51,686.00        3,455.00
Prepaid Expenses                             190,000.00            0.00
Investments, Oil Wells                         8,000.00            0.00
Investment, Electrostatic Solutions          180,000.00            0.00
Goodwill                                   1,431,407.00            0.00
Other Assets                                 154,495.00      110,538.00
    (net of amortization)
                                           ------------    ------------
Total Other Assets                         2,703,860.00    1,644,505.00
                                           ------------    ------------
TOTAL ASSETS                               6,851,015.00    4,783,194.00
                                           ============    ============


         See accompanying notes to financial statements

                                Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                  AS AT
                   December 31, 2000 and September 30, 2001

BALANCE SHEET


LIABILITIES & EQUITY

                                            September 30    December 31
                                                2001            2000
CURRENT LIABILITIES

Accounts Payable                             199,523.00       51,639.00
Short Term Notes Payable                     615,480.00      702,435.00
Payroll and Other Taxes Payable                  160.00            0.00
                                           ------------     -----------
Total Current Liabilities                    815,163.00      754,074.00

OTHER LIABILITIES
Long Term Notes Payable                            0.00       32,000.00
Clipper Asset Purchase                       489,948.00      639,948.00
Patent Rights Acquired Liability                   0.00      670,000.00
                                           ------------    ------------
Total Other Liabilities                      489,948.00    1,341,948.00
                                           ------------    ------------
TOTAL LIABILITIES                          1,305,111.00    2,096,022.00


EQUITY

Common Stock                                  91,550.00       45,186.00

Common Stock, $0.001 par value,
authorized 200,000,000; shares issued
and outstanding at September 30, 2001
91,549,651 common shares; issued and
outstanding at December 31, 2000,
45,186,132 common shares

Additional Paid in Capital                10,358,535.00    7,237,329.00

Preferred Stock, $.001 par
value, authorized
20,000,000 shares                                794.00          794.00
issued and outstanding at
September 30, 2001 and December 31
2000, 793,500 preferred shares

Royalty Investors                             10,000.00       30,000.00
Treasury Stock                               (49,263.00)     (49,263.00)
Retained (Deficit)                        (4,865,712.00)  (4,576,874.00)
                                           ------------    ------------
Total Stockholders' Equity                 5,545,904.00    2,687,172.00
                                           ------------    ------------
TOTAL LIABILITIES AND OWNERS EQUITY        6,851,015.00    4,783,194.00
                                           ============    ============

            See accompanying notes to financial statements

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                         FOR 3 AND 9 MONTHS ENDED
                 September 30, 2000 and September 30, 2001

                                  Unaudited                        Audited
                                  ---------                        --------
                      Three months ended   Nine months ended         Jan 1
                           September 30       September 30           2000,
                                                                   to Dec. 31
                           2001      2000      2001      2000        2000
                          -------   ------   -------    ------     ----------

Revenues                1,032,077   396,174  1,644,633 1,083,532  1,250,627

COSTS AND EXPENSES
Cost of Goods Sold        590,087    93,763    816,012   273,423     88,787
Selling, General and
  Administrative          502,010   117,408    853,141   346,996    706,693
Depreciation Expense       52,954    51,691    124,951   130,785    141,901
Interest Expense           36,752     3,460     51,752     7,078     15,817
Amortization of
   Intangibles              8,386    18,433     46,633    56,014     72,262
Amortization (Reversal)   (16,752)        0    (16,752)        0          0
                        ---------   -------    -------    ------    -------

Total Costs and Expenses  583,350   284,755  1,059,725   814,296  1,025,460
                        ---------   -------    -------    ------    -------

Net Ordinary Income or
(Loss) before taxes      (141,360)  111,419   (231,104)   269,236   225,167

Other Income/Expense          718         0     (1,670)         0         0

Income Tax Expense              0    31,633          0     44,806         0

Benefit due to loss
Carryforward                    0   (31,633)         0    (44,806)        0

Net Income or (Loss)     (140,642)  111,419   (232,774)   269,236   225,167
                          ========  =======   ========   =======    =======

Basic weighted average
number of common
shares outstanding     73,884,444 41,774,159 73,884,444 41,774,159 41,757,088

Basic Net Loss
   Per Share             (0.002)    0.003     (0.003)     0.007      0.01


           See accompanying notes to financial statements

                                    Nutek, Inc.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                               FOR 9 MONTHS ENDED
                    September 30, 2000 and September 30, 2001


STATEMENT OF CASH FLOWS

                                       January 1, 2001    January 1, 2000
                                       to September 30,   to September 30,
                                         2001                 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit(loss) from operations     (232,774.00)           269,236.00

Services Received for stock           465,590.00                  0.00

Depreciation Expense                  124,951.00            130,785.00

Amortized Interest Expense                  0.00              7,078.00

Amortization of Intangibles            46,633.00             56,014.00

Reversal of Amortization
  on patent written down              (16,752.00)                 0.00

(Increase)/Decrease in
  accounts receivable                (421,884.00)           (54,235.00)

(Increase)/Decrease in
  Marketable Securities                     0.00            (72,000.00)

(Increase)/Decrease in
  inventory                           (25,751.00)          (160,989.00)

Increase/(Decrease) in Accounts
Payable                               148,044.00            (10,626.00)

Increase in prepaid expenses, current (40,338.00)                 0.00
Increase in prepaid expenses, L/T    (190,000.00)                 0.00
Increase in Deposits                  (48,231.00)                 0.00
Increase in Investments              (188,000.00)                 0.00
Increase in Goodwill               (1,431,407.00)                 0.00
Net Increase/Decrease other assets     98,402.00                  0.00

Net cash flow provided by operating
Activities                         (1,711,517.00)           165,263.00

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Fixed Assets           (570,736.00)           412,607.00

Net cash used by investing
activities                            570,736.00           (412,607.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock           2,526,272.00            400,760.00
Write off of expended assets           18,162.00                  0.00
Write off Long Term Asset            (284,116.00)                 0.00
Prior Period Adjustment               (26,038.00)                 0.00

Increase/(Decrease) in Notes
payable                               342,843.00           (186,513.00)

Increase/(Decrease) in Royalty
Investments                           (20,000.00)                 0.00

Increase/(Decrease) in Long Term
Debt                                 (852,000.00)                 0.00

Write Down of Patent                  670,000.00                  0.00

Net cash provided by financing
activities                          1,804,387.00            214,247.00

Balance at beginning of
period                                 48,071.00             81,404.00

Net increase (decrease) in cash        92,870.00            (33,097.00)

Balance as at end of
period                                140,941.00            48,307.00


              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001


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

Datascension Inc, was purchased July 2, 2001 for $2,200,000 with company shares at fair market value. Datascension is a premier data solutions company representing a unique expertise in the collecting, storage, processing and interpretation of data.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The accompanying consolidated financial statements include the accounts of Nutek Inc., and its different business segments, SRC International, Inc., Century Clocks Inc., Kristi & Co., Nutek Oil, Inc. and Datascension Inc. All significant inter-company balances and transactions have been eliminated.

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

                              Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

5. The Company experienced a profit from the last fiscal year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109. The Company's marginal tax rate is 15%. Its effective tax rate is zero. It has net operating losses of $4,865,712.00. These losses begin to expire in 2004. The estimated tax benefit of these losses is $724,261.00. The Company had a loss of $140,642.00 for the third quarter of 2001. The company's effective tax rate is 0%

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of deprecation. Depreciation recorded during 1999 was $110,626.00. Depreciation recorded during 2000 was $141,901.00. Depreciation recorded during the first nine months of 2001 was $124,951.00.

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

Datascension Inc., was acquired 07/02/2001 for $2,2 million in shares of the company's stock at fair market value.

12. The Company has adopted SOP 98-5. Start-up costs and reorganization costs were expensed when SOP 98-5 was adopted.

13. Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

                                    Nutek, Inc.
                            NOTES TO FINANCIAL STATEMENTS


14. Identifiable intangibles including patents are amortized over five years. The amount of amortization recorded in 1999 was $62,367.00. The amount of amortization recorded in 2000 was $72,262.00. Amortization recorded for the first nine months of 2001 was $46,633.00. Amortization was reversed by an amount of $16,752.00 due to the right down of the Electrostatic Patent, resulting in a net amortization for the first nine months of 2001 of $29,881.00

15. Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

16. The Company has adopted FASB 121. Management determined that the major intangible asset, the electric light switch patent acquired from Electrostatic Solutions, had a significant reduction in the usefulness of the asset at of September 30, 2001 and was written down. The Company has however, purchased the exclusive worldwide rights to a similar patent from The Mirianna Group, which is far superior to the Electrostatic patent.

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

Goodwill of $1,431,407.00 is recorded from the purchase of Datascension Inc on 07/02/2001.

                                    Nutek, Inc.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Note payable to Clipper Company for assets purchased   $489,948.00

All other notes payable are non interest bearing. Interest on notes payable which are non interest bearing have been imputed at the rate of 9% per annum.

            Short Term Notes Payable        $615,480.00

NOTE 6 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately 4,865,712.00. The carry forwards start expiring in 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the quarter ended September 30, 2001. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

      Deferred tax asset
          Net operating loss carry forwards      $ 4,865,712.00
          Valuation allowance                     (4,865,712.00)
                                                 ---------------
                   Net deferred tax asset                   -0-

                                  Nutek, Inc.
                          NOTES TO FINANCIAL STATEMENT


NOTE 7 - CONTINGENCIES AND COMMITMENTS

1.  Office Lease

As of September 30, 2001 the Company leased office and warehouse space in Henderson, NV with aggregate monthly rent of approximately $10,218.00. Rent recorded during 1999 and 2000 respectfully was $21,218.25 and $34,272.00.

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

Datascension Inc., was acquired 07/02/2001 for $2,2 million in shares of the company's stock at fair market value. Datascension is a premier data solutions company representing a unique expertise in the collecting, storage, processing and interpretation of data. The business combination has been accounted for under the purchase method.

                               Nutek, Inc.
                     NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

As of September 30, 2001, Murray Conradie, President of Nutek Inc., has loaned the Company $302,787.00, which includes $57,000.00 as a result of his brokering the purchase of clock molds from South Africa. Mr. Conradie was formerly an officer and manager of Century Clocks SA. He negotiated a purchase of clock molds from South Africa. This was a three party transaction which involved Mr. Conradie purchasing the molds in South Africa and then transferring the clock molds to Century Clocks, Inc., a company wholly owned by Nutek, Inc. and formed
to pursue this business opportunity.   The clock molds were recorded at Mr.
Conradie's, the transferor's, historical cost and book value.  There were no
inventories involved in these transactions.   Mr. Conradie also received
1,050,000 shares of the Company's common stock valued at $126,000.00, December 30, 1999 the day the stock was authorized and recorded in the Company's minutes.

As of September 30, 2001, Kristi Conradie, vice president of Nutek Inc., has loaned the Company $157,755.00. Kristi Conradie, vice president, received 250,000 shares of Nutek Inc's common restricted stock and a note payable in the amount of $50,000.00 for the outstanding stock of Kristi and Co., Inc.

Murray Conradie and Kristi Conradie have also loaned the company an additional $104,209.00 through their personal lines of credit, which is included in the short term notes payable.

The total amount owed by the company to Murray and Kristi Conradie as of September 30, 2001 is $564,751.00.

As of September 30, 2001, Donald Hejmanowski, vice president - finance of Nutek Inc., has loaned the Company $26,809.00.

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

As previously announced, Nutek Inc is completing the spin-off of Nutek Oil Inc. A dividend of 500,000 shares of the common stock of Nutek Oil, Inc, to be distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one share of Nutek Oil, Inc for each 100 outstanding shares of Nutek, Inc
(See Exhibit 8-K filed July 31, 2001)

The registrant has engaged Healey & Shron, Certified Public Accounts as its principal accountant to replace its former principal accountant, James E. Slayton, CPA. (See Exhibit 8-K filed August 7, 2001) Murray Conradie and Kristi Conradie converted their outstanding loans in the company to the company's common restricted stock on 10/12/2001 and will be accounted for in the 2001 year end audited 10K financials.


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

The Company is engaged in multiple business activities, which include but are not limited to:

a) Elite Fitness Systems Inc. which markets video "fitness program" tapes through infomercials;
(Update: Management determined at the end of Fiscal 2000 to return Elite Fitness Systems Inc. to Mr. Helvenston in exchange for the 125,000 shares of Nutek Restricted stock that were originally issued for the purchase of this corporation.)
b) Century Clocks Inc., which produces plastic wall clocks;
c) Vac-U-Lift Production Company Inc., which owns the rights to oil leases in Texas;
(Update: Management determined at the end of Fiscal 2000 to shut down this operation through bankruptcy. This company had no significant assets but had accounts payable of approximately $19,000.00, which were written off.)
d) Kristi & Co. Inc., designs and markets woman's resort wear clothing.
e) Nutek Oil Inc., was incorporated in the State of Texas and acquired some of the assets of Clipper Operating Company and is involved in oil production.
f) Internet marketing;
g) Datascension Inc., is a premier data solutions company representing a unique expertise in the collecting, storage, processing and interpretation of data.
h) Other consumer/industrial products which include: a plastic buffet plate, producing "light switch" covers plates; and, plastic coverings
   for    metal rails,.

The Company's website can be found at: www.nutk.com.
The TekPlate product website can be found at www.tekplate.com
The Datascension website can be found at www.datascension.com

The Company had a loss $140,941 for the Quarter ended September 30, 2001, based on revenues of $1,032,077. As of September 30, 2001, the Company had an accumulated retained deficit of $4,865,712. The Company expects that its operating expenses will continue to increase during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to attain profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can obtain profitability or that the Company's operating losses will not increase in the future.

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

Results of Operations

For the Third Quarter, ended September 30, 2001, the Company has generated $1,032,077 in revenues and generated a loss of $140,642 for the same period. This compares to revenues of $396,174 and a profit of $111,419 for the same period last year. Through January 1, 2001 to September 30, 2001, the Company has increased its working capital position by $519,754 from a negative $389,421 at December 31, 2000 to a positive $130,333.

A contributing factor to the loss during this third quarter is the expensing of the oil well drilled on the Davis lease in the amount of $118,669. This well failed to produce any significant production and it was decided to plug this well and expense the well costs in the third quarter.

The company has also written down the Electrostatic Solutions Patent in the amount of $670,000.00 during the third quarter, as it acquired the exclusive world wide licensing rights to a far superior patent from The Mirianna Group. As the company will exclusively market the product under the Mirianna Group patent, capital costs associated with developing the Electrostatic Solutions patent have also been expensed during the third quarter.

Plan of Operation

1) During Third Quarter ended September 30, 2001 the Company incurred a net loss of $140,642 from operations against revenues of $1,032,077 as compared to a net profit from operations of $111,419 against revenues of $396,174 for the same Quarter last year. The Company has increased its selling, general and administration costs from $117,408 for the same period last year to $502,010 for the third quarter this year. Depreciation costs for the third quarter this year were $52,954, as compared to $51,691 for the same period last year.

As of September 30, 2001, the Company has ninety one million five hundred and forty-nine thousand six hundred and fifty one (91,549,651) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately five hundred and nine (509) shareholders of record. The Company also has seven hundred ninety-three thousand five hundred (793,500) shares of its $0.001 par value Preferred Stock issued and outstanding, as of September 30, 2001. All Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

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

The Company currently has two hundred and thirty two (232) employees of which five (5) are Officers of the Company. As the Company begins to develop its other product lines and expands Datascension, it will need to add additional employees.

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

The Company was recently in litigation with several separate lawsuits. They were:

A former employee at Vac-u-lift, herein referred to as the Plaintiff, slipped and fell on wet grass outside the offices, in Jourdanton, TX, and subsequently alleged that she twisted her knee. She filed a complaint against the company for various health conditions, and $500,000. Their attorney filed two separate suits, of which the company was unable to properly Respond to the first suit, and subsequently the Plaintiff received Summary judgment against NuTek. Since Plaintiff did not follow specific legal procedures against NuTek, which is considered a foreign corporation where the suit was filed in Texas, the Company has initiated a restricted appeal to have the ruling reversed.
The second suit was answered, in July, 1999, and since it is tied to the first suit, nothing has happened since. The Company plans to concurrently file a counter suit for $150,000 in damages. The company successfully overturned this judgment. This former employee is attempting to re-file a complaint against the company. The company is in discussions with corporate counsel to determine which course of action would be in the company's best interests.

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

In anticipation of patent infringement by third parties relating to the production, sale and marketing of the TekPlate product, Nutek has secured $1,5 million in patent protection insurance. In addition, Nutek has $2 million in product liability insurance for this product.

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

Date: November 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Donald Hejmanowski
-----------------------------------
Donald Hejmanowski, Corporate Secretary
Date:  November 16, 2001