Form 10KSB
period 2001-12-31
NUTEK INC
filed 2002-04-15
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-29087

                                   NUTEK INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                                87-0374623
------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
                                                              No.)

   1110 Mary Crest Road, Henderson, Nevada                        89074
------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                            702-567-2613 (Telephone)
                            702-567-2617 (Fax)
                             ----------------------
                           (Issuer's telephone number)

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had revenues of $2,916,078 for the fiscal year ended December 31, 2001.

     Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $7,853,179.


     As of December 31, 2001, the issuer had 71,392,535 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated January 7, 2002

The Company's report on Form 8-K dated October 5, 2001
The Company's report on Form 8-K dated August 29, 2001
The Company's report on Form 8-K dated August 7, 2001
The Company's report on Form 8-K dated July 31, 2001
The Company's report on Form S-8 dated July 24, 2001
The Company's report on Form S-8 dated April 6, 2001
The Company's report on Form S-8 dated March 1, 2001
The Company's report on DEF 14C dated January 30, 2001
The Company's report on PRE 14C dated January 10, 2001

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


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

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................20
    Item 3.  Legal Proceedings.............................................20
    Item 4.  Submission of Matters to a Vote of Security Holders...........21

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......21
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....23
    Item 7.  Financial Statements..........................................26
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................26

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................27
    Item 10. Executive Compensation........................................29
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management                                             ....30
    Item 12. Certain Relationships and Related Transactions................33
    Item 13. Exhibits and Reports on Form 8-K..............................34

SIGNATURES   ..............................................................36

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

On December 31, 2000, there were 45,188,132 outstanding shares of Common Stock issued and outstanding and 793,500 shares of Preferred Stock issued or outstanding. The approval of the Articles of Amendment requires the written consent of the holders of a majority of the outstanding shares of the Common Stock, and each share of the Common Stock was entitled to one vote with respect of the approval of the Certificate of Amendment of the Articles of Incorporation. By written consent in lieu of a meeting, stockholders of 22,842,754 shares of the Common Stock, approved the corporate actions.

The Certificate of Amendment of the Articles of Incorporation was approved by written consent on January 9, 2001, at a special Company board of directors meeting, and the Certificate of Amendment of the Articles of Incorporation was filed and accepted by the Nevada Secretary of State not to become effective until February 19, 2001.

On February 19, 2001, the Articles of Incorporation were amended by deleting the existing ARTICLE IV and replacing it in its entirety with the following amendments:

          "ARTICLE 4: Authorized Shares: The aggregate number of shares which the corporation shall have authority to issue shall consist of two hundred million (200,000,000) shares of Common
     Stock having a $.001 par value, and twenty million (20,000,000) shares of Preferred Stock having a $.001 par value. The Common and/or Preferred Stock of the Company may be issued from time to time without prior approval by the stockholders. The Common and/or Preferred Stock may be issued for such consideration as may be fixed from time to time by the board of directors. The Board of Directors may issue such share of Common and/or Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions."

This amendment to the Articles of incorporation has been duly adopted, filed and accepted by the Nevada Secretary of State in accordance with General Corporation Law of the State of Nevada.

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

The Company is engaged in multiple business activities, which currently include:

(A) Datascension Inc., which conducts telephone market research and provides data entry services for third parties;
(B) Nutek Oil Inc, which owns the rights to oil leases in Texas;
(C) Kristi & Co., Inc., which designs, manufactures and sells woman's resort wear clothing;
(D) Century Clocks Inc., which produces plastic wall clocks;
(E) SRC International Inc., which produces plastic coverings for metal rails;

(F) Other consumer/industrial products which include: a patented safety product that replaces standard light switch cover plates that automatically provide illumination in the event of a power failure; and a patented plastic buffet plate that allows the user to hold both a plate and cup in one hand.

The Company's mailing address is: 1110 Mary Crest Road, Henderson, Nevada 89074, phone number: 702-567-2613. The Company's websites can be found at: www.nutk.com; www.tekplate.com and www.datascension.com

B. Business of Issuer

1) Principal Products, Services and Principal Markets.

(A) Datascension Inc.

On July 2, 2001, the Registrant commenced negotiations with Datascension Inc., with a view of acquiring 100% of the issued and outstanding stock of Datascension. It was agreed that until a deal was struck, all negotiations would remain confidential, as any news released might effect the market for the shares of the Registrant in a manner that might be detrimental to the shareholders of the Registrant should the proposed purchase not be consummated. Registrant completed its due diligence and accepted the Agreement dated July 2, 2001, for the sum of $2,200,000. (See Exhibit
8-K filed September 27, 2001)

Datascension is a premier data solutions company. Datascension represents a unique expertise in the collecting, storage, processing and interpretation of data. The Datascension Executive team boasts over 30 years of successful experience in developing and implementing client solutions. The company boasts an extensive list of satisfied customers with an emphasis and commitment to absolute customer service, quality assurance and on-time project management. Datascension's commitment to the development and utilization of the latest technologies ensures the clients future compatibility and scalability.

Services
Telephone Interviewing (CATI or Paper)
Currently, Datascension's telephone facility has 170 CATI interviewing stations, employing over 250 telephone interviewers. Datascension's current client base will result in the conduct of more than 300,000 interviews in 2002 with consumers, retailers, businesses, and executive-level interviews.

Internet Data Collection
Datascension has a full time programming staff, which is experienced in designing all types of web surveys and data collection sites. The programmers are also well versed in creating web panels.

Database Engineering
Datascension has the expertise to create the smallest database to the most complex full relational database. The database software allows the end user to connect to Datascension's system via the Internet and run reports, pull data with relatively no training. The Company's programmers have created relational databases for fortune 500 companies all the way down to small flat files for small market research companies. The Company can provide clients with NCOA, address standardization, mailing labels, etc., to help better manager direct marketing campaigns.

Data Storage
Datascension employs large disk storage hardware for short and long term document/file archive and retrieval.

Document Processing
Datascension's developed expertise in data value ensures the greatest care in document processing services. These include, clerical handling of documents, coding, data entry, scanning and storage.

Data Reporting & Mining
Datascension programs banners using the latest version of Quantum (SPSS) tabulation software. Datascension's programmers have extensive experience of handling most types of data (ASCII, flat file, CSV, etc).

In-bound Customer Service
Datascension's expertise in handling customer service calls ranges from the automotive industry to the garbage disposal industry.

(B) Nutek Oil Inc.

The Registrant, on or about November 1,1999, signed a Letter of Intent to purchase the mineral acres, equipment, and part of the corporate assets which operates the production of twenty (20) oil leases, consisting of ninety-four
(94) oil wells, in Texas, one geographic area, in the continental United States from Clipper Operating Co., Inc. The Company acquired these assets of the Clipper Operating Co. on February 22, 2000 through a newly established Business segment, Nutek Oil Inc. The Company purchased some of the fixed assets of Clipper Operating Co. valued at approximately $1.3 million, as well as, some leases, farm-outs and interests of Clipper Operating Co. (See Exhibit 10.9, Letter of Intent - Mineral Acres.)

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

E. Method of payment was, one-half in the stock of Nutek, Inc. and one-half in cash. Half of this was paid for by issuing Nutek Restricted stock for the traded value on 02/22/00 being $0.31. The balance of the purchase price is to be paid for in cash from profits realized from the oil operations.

(i) General Business - Oil Producing Activities, Acreage, Productive Wells

In view of the current economic conditions within the industry in which the Registrant participates, the Registrant anticipates that cash flow from oil operations for fiscal 2002 will be sufficient to satisfy all of its general working capital requirements. However, the registrant does not anticipate sufficient cash flow from operations to meet the requirements for additional drilling and exploration activities, necessitating additional capital infusions either from affiliates or from sales of assets, borrowed funds and equity participations.

OIL STRATEGY

The Company's oil and future gas exploration and development operations are currently focused entirely on its activities in Texas. The oil and gas exploration and development operations are conducted through Nutek Oil Inc. The Registrant acquired selected assets of the Clipper Operating Company on 02/23/2000.

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

(C) Kristi & Co., Inc.

Kristi and Co., was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co., and a note payable in the amount of $50,000.00 payable within 18 months at an interest rate of 7% per annum. Kristi and Co., has the rights to certain woman's resort wear clothing designs and design groups. Kristi and Co., plans to market these items and to continue creating new designs. Kristi and Co., was incorporated September 13, 1999. Kristi and Co., reported the rights and assets purchased from Kristi Hough at their historical cost of zero in a manner similar to a pooling of interest due to the common control of management, per APB Opinion 16. When Nutek Inc., purchased Kristi and Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi and Co., owned under the purchase method of accounting for business combinations per APB 16 as there was not a common control issue for this transaction. Accordingly, these designs and client lists were restated at their estimated fair market values per the best judgment of management. Management based its evaluation on the fact that these customer lists, designs and patterns had previously generated revenues of approximately $1,500,000 for a company in a similar line of business over a period of approximately 18 months. Nutek, Inc. estimated the customer list at $30,000.00 and the designs and patterns at $70,000.00 Sales and cash flows of Kristi and Co.'s line indicate that the valuation was accurate.

(D) Century Clocks Inc.

Century Clocks, Inc. (a Nevada Corporation) was incorporated on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800.00 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800.00 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

Nutek Inc., on May 24, 1999 formed a Strategic Alliance with the Department of Veterans Industries. The Company produces plastic wall clocks assembled and packaged by US Veterans.

The Company markets the clocks in various ways, the principle method is targeted at the premium promotional clock market through members of the Advertising Specialties Institute. These are companies that offer advertising and promotional items to companies. Century Clocks is registered supplier to the Advertising Industry Institute and is identified as supplier asi/44459.

(E) SRC International Inc.

The Company purchased the rights and assets to produce this product from SRC International, Lombard, IL. (See Exhibit 10.6, "Plan of Purchase and Agreement.")

SRC International Inc., manufacturers the Super Glide, a patented product for the dry cleaning garment industry. Super Glide is a rail covering made of a durable, slick polymer designed to reduce friction between rails and hangers in the dry cleaning and garment industry. Super Glide's lack of friction prevents finished garments from being crushed as they move across the Super Glide rail. Super Glide negates the need for sprays and waxes in use currently, and eliminates rust and dirt and keeps operator's hands and fingers clean. The glides are available for a variety of both flat and round rails. This product is unique and patented and is already selling in the dry-cleaning and garment industries.

(F) Other products.

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

Some of the products it has acquired include the following:

(i) TekPlate

An Electrostatic Switch Cover plate providing automatic illumination in the event of a power failure.

The Company purchased the U.S. Patent to produce and market the Electro Static Switch Cover Plate. Switch Cover Plate Providing Automatic Emergency Lighting patent number 5833350. (See Exhibit 10.4, Purchase Agreement.)

The Company on August 27, 1999 purchased the preceding referenced patent for a Switch Cover Plate which provides emergency lighting. After several months of unsuccessful attempts to receive all the necessary documentation to manufacture this product, the Company purchased worldwide rights to a significantly improved patent and successfully launched the product in the market under patent numbers US5473517, US5713655 and US6010228. This product has been named the TekPlate.

TekPlate is a specialty line of patented switch plate covers and outlet plate covers specifically designed to light up automatically when the power fails. Blackouts can be experienced if an electric utility can't generate enough power during peak demand. Or electricity could fail during a fire, a thunderstorm, or an ice storm. No matter what the cause of failure, TekPlate will automatically illuminate in the event of power loss.

TekPlate is :
A Patented product.
Powered by 4 AA batteries.
A solution to various types of power outages.
Designed to satisfy corporate and individual consumers.
Installing TekPlate is easy. All that is needed, is to unscrew the existing light switch cover and screw the new safety cover plate on. NO WIRING IS REQUIRED.

TekPlate's electrostatic sensors will immediately activate the light diodes in its cover plate when the power fails. TekPlate will produce enough light to illuminate an average size room for several hours.

Safety and visibility are crucial during a power outage. An individual will be able to see where they are going if they replace their cover plates and wall outlets with TekPlates.

TekPlate comes in two models, one with amber lights for interior rooms and hallways, the other with red lights to illuminate the exits. It is available for duplex wall outlets and for single and double switch configurations and fits both decora and standard cover plates.

TekPlate's sleek design complements the decor of any school, business or home. Its exclusive color blends in with most interior colors. TekPlate is the only switch plate or outlet plate currently available that illuminates a room during a power outage. It is the only plate cover that could help guide a person through a smoke filled room during a fire. Its reliability during an emergency can give one the peace of mind that no ordinary plate cover can provide. TekPlate is a simple solution to providing emergency illumination during power outages.

The TekPlate product is protected under patent #'s US5473517, US5713655 and US6010228 with the registrant covered by an additional $1,5 million in patent infringement insurance. Additionally, the TekPlate is UL, CSA and ETL approved.

(ii) Handi-Plate

Nutek's FULL SERVICE(tm) handi-plate is a unique, dish washer safe, versatile plastic buffet plate which has a multitude of uses including social gatherings such as back yard barbecues, buffets, picnics, tailgate and parties of any kind.

The FULL SERVICE(tm) system is a unique newly patented versatile product for holding food and beverage together on one plate with one hand. This product incorporates both the plate and cup into one unit, making it easy to hold with one hand. This unique plate offers the convenience of carrying any meal and a beverage with one hand, while leaving the other hand free. Additionally, the FULL SERVICE(tm) system is suited for sales promotions, utilizing logo identification of brand products and companies.

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

2) Important Events and Accomplishments

Some events have occurred over the past year, which Nutek believes will have a positive effect on Nutek's business. These favorable events, starting from the most recent, are the following:

December 13, 2001 - Nutek Inc. announced Datascension Inc., received a $3,000,000 Federal contract for the survey to track the fishing effort of recreational saltwater anglers throughout the country for the National Marine Fisheries Service of the National Oceanographic and Atmospheric Administration
(NOAA).

November 7, 2001 - Nutek Inc. announced Datascension Inc., a wholly owned subsidiary, awarded over $1,000,000 in additional contracts. These projects commenced within the fourth quarter and include Universal Music Group and Sega of America Dreamcast, Inc.

Nutek also announced the arrival of the first shipment of Tekplate inventory and commenced deliveries of its revolutionary Tekplate product.

October 24, 2001 - Nutek Inc. announced newly acquired subsidiary, Datascension Inc., awarded $3,000,000 two-year contract commencing January 1, 2002, with Sandelman & Associates.

September 27, 2001 - Registrant completed its due diligence and accepted the Agreement dated July 2, 2001, and acquired Datascension for the sum of $2,200,000. (See Exhibit 8-K filed October 5, 2001)

August 1, 2001 - Nutek Inc. announced the spin-off of Nutek Oil Inc and provided a dividend of one share of Nutek Oil Inc., for every 100 shares of Nutek Inc., held as of August 1, 2001. (See Exhibit 8-K filed July 31, 2001)

April 25, 2001 - Nutek announced that due to the rapid expansion over the last 12 months, the company had outgrown their premises in Huntington Beach, California and were moving into larger premises in Henderson, Nevada. The Company moved into a new state of the art facility of approximately 28,000 sq.ft.

March 29, 2001 - Nutek received a three-year written commitment of 300,000 units for the Tekplate product from All Around Lighting Inc. a leading lighting distributor in Southern California.

3) Competition and Risk Factors

(i) Risks Associated With New Services, Features and Functions

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name.

Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations, training of the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(ii) Risks Associated with Acquisitions

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

(iii) General Risks

(a) Customers

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

(b) Potential Fluctuations in Operating Results; Quarterly Fluctuations

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

(A) Datascension Inc.

There is significant competition in the market research and data entry market segment as well as government regulations, which effect companies providing these services. Many of our competitors are larger, better-financed companies and possess greater access to necessary resources. Although we are attempting to establish ourselves as a provider of specialized products and services to selected niche markets, no assurance can be given that our competitors will not use their advantages over us, and more directly pursue the customers we are attempting to acquire and those who we have already acquired, thereby enhancing their respective share of the market research and data entry market.

(B) Nutek Oil Inc.

There are many companies and individuals engaged in the oil business. Some are very large and well established with substantial capabilities and long earnings records. The Registrant is at a competitive disadvantage with other firms and individuals in acquiring and disposing of oil properties since they have greater financial resources and larger technical staffs than the Registrant.
In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

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

The Registrant sells its oil production to Texas oil refineries. The Registrant has no written contracts with purchasers. The Registrant can offer no indications that it will be able to produce or even sell the oil should it be successful in producing oil.

(i) Risks and Uncertainties Related to the Oil and Gas Business in General

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

The Registrant's oil activities have in the past involved exploratory drilling, which carries a significant risk that no commercial oil production will be found. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, insufficient funding, weather conditions, delivery delays, shortages of pipe and equipment, and the availability of drilling rigs.

(ii) Other Risk Factors

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

(C) Kristi & Co., Inc.

The retailing industry is highly competitive. The Company's competitors include foreign and domestic suppliers, and competitive companies that have established their products with national and regional chains, department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, distributors and large wholesalers, some of whom have greater resources than the Company. The Company believes that competition in its markets is based primarily on price, design, product quality and service.

(D) Century Clocks Inc.

The competition that does exist comes from products either manufactured outside of the United States or are repackaged on arrival in the United States. The Company needs to be able to compete against these products to remain competitive.

(E) SRC International Inc.

The retailing industry is highly competitive. The Company's competitors include foreign and domestic suppliers, and competitive companies that have established their products with manufacturers and distributors, some of whom have greater resources than the Company. The Company believes that competition in its markets is based primarily on price, design, product quality and service.

(F) Other Products

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

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, and Labor Contracts

The Company purchased Patent number 5833350 from Electro Static Solutions, LLC, of Irvine, CA on August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000.00 was paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance was paid off. As at December 31, 2001, the Company had written down this patent as it had purchased world wide rights to a significantly improved patent under patent numbers US5473517, US5713655 and US6010228.

The Company regards substantial elements of its operations and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

With regards to the Company's future oil production, the Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's oil production activities (for a discussion of the sources and availability of the Registrant's oil reserves, see "Properties").

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

5) Regulation

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

7) Research and Development Activities

The Company, among other things, plans to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, and motivate qualified personnel provided the company can generate sales and profits on an ongoing basis.

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

10) Product Liability Insurance

Although the Company believes its products are safe, it may be subject to product liability claims from persons injured through the use of the Company's marketed products or services. The Company carries direct product liability insurance. There is no assurance that this insurance will adequately cover any liability claims brought against the Company. There also can be no assurance that the Company will be able to maintain its own liability insurance on economically feasible terms. The Company's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against the Company to date, if there were any such claims brought against the Company, and the company did not have product liability insurance, the cost of defending against such claims and any damages paid by the Company in connection with such claims could have a materially adverse impact upon the company, including its financial position, results of operations and cash flows.

11) Employees

The Company currently has two hundred and ninety-six (296) employees of which eight (8) are Officers of the Company. As the Company continues to grow and develop its product lines it will need to add employees.

(i) The Company's performance is substantially dependent on the performance of its President and CEO, Murray N. Conradie. In particular, the Company's success depends on his ability to identify, develop, acquire, design and market the company's products.

Datascension's performance is substantially dependent on the performance of its President and Nutek COO, David Scott Kincer. In particular, the Company's success depends on his ability to develop, design and market the company's services.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

The address of the principal office is: 1110 Mary Crest Road, Henderson, Nevada 89074. The Company is leasing approximately 28,600 square feet of office and warehouse space in Henderson, Nevada with aggregate monthly rent of approximately $10,218.00. Additionally, the Company leases 23,060 square feet of office space in Riverside, California with aggregate monthly rent of approximately $18,448.00. Combined rent recorded during 2000 and 2001 respectfully was $34,272.00 and $189,235.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

The Company was in litigation with three separate lawsuits during 2001. They were:

A former employee of Registrants subsidiary, herein referred to as the Plaintiff, slipped and fell on wet grass outside the offices, in Texas in 1996, and subsequently alleged that she twisted her knee. She filed a complaint against the company for various health conditions, and $500,000. Her attorney filed two separate suits, of which the company was unable to properly respond to the first suit, and subsequently the Plaintiff received summary judgment against Nutek. Since Plaintiff did not follow specific legal procedures against Nutek, which is considered a foreign corporation where the suit was filed in Texas, the Company initiated a restricted appeal to have the ruling reversed. The company successfully overturned this judgment. The case was subsequently settled by the parties involved in a negotiated confidential out of court settlement.

After numerous delays by the manufacturer of the tooling to provide Nutek the final finished product for the Handi-Plate product in order to fulfill orders received, Nutek lost over $5 million in sales of this product. In December 2000, the Company prepared a lawsuit which it served on Advance plastics, et al, of San Diego, California claiming more than $5 million in damages. These revenues had made up a significant part of Nutek's growth strategy for 2000 and were a significant setback to meeting the sales objectives for the year. This litigation was subsequently settled between the parties.

After numerous delays by the inventor of the Electrostatic Light Switch patent number 5833350 to provide Nutek the information, continuation patents and schematics which Nutek purchased, Nutek acquired world wide rights to a significantly enhanced patent and returned the rights to Electro Static Solutions LLC for patent number 5833350. Electro Static Solutions and its members are now involved in litigation with Nutek for the return of $150,000.00 in cash and $180,000.00 in Nutek stock paid to Electro Static Solutions. Electro Static Solutions is claiming the balance of the purchase price. The Company and legal counsel are very confident that the company will prevail in this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.  Market Information

(1) The Company's common stock is listed and trading on the NASD Over The Counter Bulletin Board (OTCBB) under the trading symbol NUTK.

CERTAIN MARKET INFORMATION

The Company's Common Stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "NUTK". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split.

                                         Common Stock
PERIOD                              HIGH             LOW
------                              ----             ---

Calendar Year 1999
------------------
First Quarter ended 3/31/99         $0.12            $0.035
Second Quarter ended 6/30/99        $0.22            $0.05
Third Quarter ended 9/30/99         $0.35            $0.08
Fourth Quarter ended 12/31/99       $0.73            $0.20

Calendar Year 2000
------------------
First Quarter ended 3/31/00         $1.00            $0.20
Second Quarter ended 6/30/00        $0.90            $0.25
Third Quarter ended 9/30/00         $0.37            $0.17
Fourth Quarter ended 12/31/00       $0.40            $0.14

Calendar Year 2001
------------------
First Quarter ended 3/31/01         $0.30            $0.18
Second Quarter ended 6/30/01        $0.34            $0.14
Third Quarter ended 9/30/01         $0.22            $0.07
Fourth Quarter ended 12/31/01       $0.22            $0.07

(2)(i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock.

(ii) There are approximately 33,569,218 shares of restricted common stock of the Company, of which, approximately 3,277,887 restricted shares are more than two years old that could be sold under Rule 144 under the Securities Act of 1933, as amended. Additionally, there are approximately 5,341,709 restricted shares out of the approximately 33,569,218 restricted shares, which are more than one year old.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

B. Holders

As of December 31, 2001, the Company has approximately five hundred and sixteen
(516) stockholders of record.

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

D. Recent Sales of Unregistered Securities

Since January 1, 2000, the Company has sold the unregistered securities listed below. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions not involving a public offering, under the Securities Act. No commissions were paid to any placement agent or underwriter for any of these issuances.

During the fiscal year ended December 31, 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows: (1) 4,552,154 shares of common stock were issued for conversion of $536,389 of notes payable and interest incurred on these notes, (2) 2,487,220 shares of common stock were issued for services valued at $29,301, (3) 6,716,594 shares of common stock were issued for cash valued $344,685, (4) 179,277 shares of common stock were issued for cancellation of royalty interests valued at $30,000, (5) 27,500,000 shares of common stock were issued for the purchase of Datascension Inc for $2,200,000. Of this amount 20,911,111 shares were cancelled and converted to 209,111 shares of the Series A preferred stock, (6) 488,719 shares of common stock were issued for the settlement of lawsuits, this stock was valued at par value and (7) 2,063,550 shares of common stock were issued for other compensation valued at $86,501

During the fiscal year ended December 31, 2000, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows: (1) 1,802,129 shares of common stock were issued for conversion of $382,250 of notes payable and interest incurred on these notes, (2) 2,344,348 shares of common stock were issued for the purchase of assets valued at $698,948. The Company issued 641,147 shares of common stock for outstanding compensation to employees valued at $93,775, (3) 120,131 shares of common stock were issued for professional services valued $24,000, and (4) 1,788,895 shares of common stock were issued for cash valued at $200,300.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

1) Plan of Operation

The Company is engaged in multiple business activities, which currently include:

(A) Datascension Inc., which conducts telephone market research and provides data entry services for third parties;
(B) Nutek Oil Inc, which owns the rights to oil leases in Texas;
(C) Kristi & Co., Inc., which designs, manufactures and sells woman's resort wear clothing;
(D) Century Clocks Inc., which produces plastic wall clocks;
(E) SRC International Inc., which produces plastic coverings for metal rails;
(F) Other consumer/industrial products which include: a patented safety product that replaces standard light switch cover plates that automatically provide illumination in the event of a power failure; and a patented plastic buffet plate that allows the user to hold both a plate and cup in one hand.

The Company's websites can be found at: www.nutk.com; www.tekplate.com and www.datascension.com

(i) Short-term Objectives:

 - Continue the expansion of Datascension.
 - Continue market penetration and consumer awareness of the Tekplate product
 - Make acquisitions of strategic competitors.
 - Develop strategic Joint Venture relationships.

Nutek recently made the decision to eliminate certain operations to focus more of its resources on its core growth operations. The decision was based on a number of factors including the performance and cash flow requirements of Kristi & Co., Inc. and Century Clocks Inc., the general slow growth projections for the next few years, the high cost of customer acquisition and retention and the ongoing costs associated with maintaining these operations at a competitive level. Kristi & Co., Inc and Century Clocks Inc., did expand their customer base of customers, however, to maintain and continue growth would require significant additional capital requirements. This capital can be better utilized in expanding Datascension and funding additional TekPlate inventory. Nutek anticipates that these actions will reduce operating expenses and at the same time have a significant impact on increasing revenue and profits.

(ii) Long-term Objectives:

 - Expand the Tekplate penetration to both a national and international level.
 - Secure significant business opportunities for Datascension Inc.
 - Expand Datascension to have International operations.
 - Complete in-field drilling of 20 additional oil wells.

There is a planned sale of significant equipment and assets to include, Kristi & Co., Inc, Century Clocks Inc., SRC International Inc., and the entire print shop. The company anticipates a significant capital infusion into the company from the sale of these assets which will provide additional capital for the purchase of Tekplate inventory and the expansion of Datascension into the International markets. Excluding any potential acquisition, the Company's work force is expected to increase at a rate equal to actual increases of our business operations.

Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling Nutek to meet its obligations and commitments as they become payable. Historically, Nutek has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, and loans from private investors. Currently, Mr. Conradie and Mr. Kincer have both provided significant personal collateral to the Company's bankers in return for a substantial line of credit and the commitment to fund purchase orders for the Tekplate product from major wholesalers.

2) Results of Operations

For the calendar year, ended December 31, 2001, the Company has generated $2,915,548 in revenues and generated a loss of $270,803 for the same period. This compares to $1,250,627 in revenues and a profit of $225,167 for the calendar year ended December 31, 2000. For the calendar year ended December 31, 2001, the Company has increased its working capital position by $1,065,147 from a negative $389,421 as at December 31, 2000 to a positive $675,726 as at December 31, 2001.

Analysis of the calendar year ended December 31, 2001 compared to the calendar year ended December 31, 2000.

For the calendar year ended December 31, 2001, revenues were approximately $2,915,548 compared to $1,250,627 for the calendar year ended December 31, 2000, an increase of $1,664,921. The increase was due to the increase in revenues derived from the acquisition of the Clipper oil leases 02/23/2000 which are currently producing oil with revenues recorded at net revenue with working interest costs already deducted; the acquisition of Kristi and Co., Inc 01/06/2000 which is manufacturing and selling women's resort wear clothing; and an increase in sales from SRC International Inc of the glide rail covering and sales of clocks from Century Clocks and the increase in revenues derived from the acquisition of Datascension Inc., in July 2001.

Gross profit was $2,785,223 for the calendar year ended December 31, 2001 compared to $1,161,840 for the calendar year ended December 31, 2000, an increase of $1,623,383. The increase was due to the increase in revenues derived from the acquisition of the Clipper oil leases 02/23/2000 which are currently producing oil. Nutek Oil revenues are recorded at NET REVENUE with working interest costs and oil extraction costs already deducted; the acquisition of Kristi and Co., Inc 01/06/2000 which is manufacturing and selling women's resort wear clothing; and increase in sales from SRC International Inc of the glide rail covering and sales of clocks from Century Clocks and the increase in revenues derived from the acquisition of Datascension Inc., in July 2001.

SG&A expense increased to $2,771,149 for the calendar year ended December 31, 2001 from $706,693 for the calendar year ended December 31, 2000, an increase of $2,064,456. The increase in SG&A was due to the following: 1) the acquisition of Datascension Inc., in July 2001; and 2) increased expenditures for legal fees in the lawsuits discussed in the litigation section.

Depreciation expense for the calendar year ended December 31, 2001 was $178,726 compared to $141,901 for the calendar year ended December 31, 2000, an increase of $36,825. The increase resulted from the acquisition of Datascension Inc., in July 2001.

Interest expense for the calendar year ended December 31, 2001 was $87,878 compared to $15,817 for the calendar year ended December 31, 2000 an increase of $72,061. The increase resulted the acquisition of Datascension Inc., in July 2001, interest on notes payable and the interest of credit lines.

Amortization expense for the calendar year ended December 31, 2001 was $38,651 compared to $72,262 for the calendar year ended December 31, 2000, a decrease of $33,611.

3) Liquidity and Capital Resources

On December 31, 2001 the Company had assets of $6,607,453 compared to $4,783,194 on December 31, 2000, an increase of $1,824,259, which is a result of the acquisition of Datascension Inc., in July 2001 and the increase in accounts receivable of $620,646. The Company had a total stockholders' equity of $5,320,534 on December 31, 2001 compared to $2,687,172 on December 31, 2000, an increase in the equity of $2,633,362.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On December 31, 2001 the Company had Property and Equipment of $2,994,776 compared to $2,774,036 on December 31, 2000, or an increase of $220,740 which is a result of the acquisition of Datascension Inc., in July 2001 less depreciation for the calendar year of $178,726.

For the calendar year ended December 31, 2001, the Company has increased its working capital position by $1,065,147 from a negative $389,421 as at December 31, 2000 to a positive $675,726 as at December 31, 2001.


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

The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. Management believes that current operations will continue to provide sufficient revenues to meet operating costs and expansion.

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

ITEM 7.  FINANCIAL STATEMENTS.

                               NUTEK INC.

                          FINANCIAL STATEMENTS
                           --------------------
                            December 31, 2000
                            December 31, 2001

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----
INDEPENDENT AUDITORS' REPORT:

CONSOLIDATED FINANCIAL STATEMENTS:

     Independent Auditors Report                                    F-1

     Consolidated Balance Sheets                                    F-2 - F-3

     Consolidated Statements of Operations and Accumulated Deficit  F-4

     Consolidated Statement of Changes in Stockholders' Equity      F-5

     Consolidated Statements of Cash Flows                          F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:                         F-7 - F-16

Chavez & Koch, CPA's, Ltd.

2920 North Green Valley Parkway
Building 8, Suite 821
Henderson, NV 89014

INDEPENDENT AUDITORS' REPORT
Board of Directors

Nutek, Inc. (The Company)
1110 Mary Crest Road
Henderson, Nevada 89074

April 15, 2002

To the Board of Directors of
Nutek, Inc.:

We have audited the accompanying Consolidated Balance Sheet of Nutek, Inc. as of December 31, 2001, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Consolidated Financial Statements of Nutek, Inc. as of December 31, 2000, were audited by other auditors whose report, dated April 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutek, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Chavez & Koch, CPA's, Ltd.
--------------------------------
Chavez & Koch, CPA's, Ltd.

April 12, 2002
Henderson, Nevada

                                 Nutek, Inc.
                               CONSOLIDATED
                               BALANCE SHEET
                                   AS AT
                   December 31, 2001 and December 31, 2000


ASSETS


                                              December 31   December 31
                                                  2001         2000

CURRENT ASSETS

Cash                                          60,610.00       48,071.00
Accounts Receivable                          681,042.00       60,396.00
Marketable Securities                         72,000.00       72,000.00
Inventory                                    163,006.00      170,095.00
Accrued Income                                11,200.00       11,200.00
Prepaid Expenses                             167,609.00        2,891.00
                                             ----------       ---------
Total Current Assets                       1,155,467.00      364,653.00

PROPERTY AND EQUIPMENT
Property and Equipment
   (net of depreciation)                   2,994,776.00    2,774,036.00
                                           ------------    ------------
Total Property and Equipment               2,994,776.00    2,774,036.00

OTHER ASSETS
Patent Rights Acquired
    (net of amortization)                    561,262.00    1,196,708.00
Long Term Investment                         188,000.00      284,116.00
Website Assets                                12,154.00       42,154.00
Customer Lists                                43,583.00       46,500.00
Patterns/Designs                              44,488.00       57,588.00
Trade Show Booths                              5,909.00        6,450.00
Packaging Design/Artwork                      67,317.00        7,534.00
Deposits                                      13,715.00        3,455.00
Goodwill                                   1,462,782.00            0.00
Trademarks                                     8,000.00            0.00
Licensing Fees - Mirianna                     50,000.00            0.00
                                           ------------    ------------
Total Other Assets                         2,457,210.00    1,644,505.00
                                           ------------    ------------
TOTAL ASSETS                               6,607,453.00    4,783,194.00
                                           ============    ============

              See accompanying notes to financial statements
                                    F-2

                                Nutek, Inc.
                               CONSOLIDATED
                               BALANCE SHEET
                                   AS AT
                   December 31, 2001 and December 31, 2000


LIABILITIES & EQUITY

                                            December 31      December 31
                                                2001            2000

CURRENT LIABILITIES

Accounts Payable                             233,270.00       51,639.00
Accrued Expenses                             105,867.00            0.00
Short Term Notes Payable                     140,604.00      702,435.00
                                           ------------     -----------
Total Current Liabilities                    479,741.00      754,074.00

Long Term Debt
Long Term Notes Payable                      636,767.00    1,341,948.00
Bonds Payable                                170,411.00            0.00
                                           ------------    ------------
Total Long Term Debt                         807,178.00    1,341,948.00
                                           ------------    ------------
TOTAL LIABILITIES                          1,286,919.00    2,096,022.00


EQUITY

Common Stock                                  71,392.00       45,186.00

Common Stock, $0.001 par value,
200,000,000 shares authorized; issued
and outstanding as of December 31, 2001
71,392,535 common shares; issued and
outstanding as of December 31, 2000,
45,186,132 common shares

Additional Paid in Capital                10,505,593.00    7,237,329.00

Preferred Stock                                1,390.00          794.00
Preferred Stock, $.001 par value,
20,000,000 shares authorized; 793,500
Series B shares issued and outstanding
as of December 31, 2001 and 793,500
shares as of December 31, 2000; 596,408
Series A shares issued and outstanding
as of December 31, 2001 and 0 shares as
of December 31, 2000.

Royalty Investors                                  0.00       30,000.00
Treasury Stock                               (52,388.00)     (49,263.00)
Retained (Deficit)                        (5,205,454.00)  (4,576,874.00)
                                           ------------    ------------
Total Stockholders' Equity                 5,320,534.00    2,687,172.00
                                           ------------    ------------
TOTAL LIABILITIES AND OWNERS EQUITY        6,607,453.00    4,783,194.00
                                           ============    ============

              See accompanying notes to financial statements

                                  Nutek, Inc.
                                 CONSOLIDATED
                           STATEMENT OF OPERATIONS
                               FOR YEARS ENDED
                   December 31, 2001 and December 31, 2000


STATEMENT OF OPERATIONS


                                         January 1     January 1
                                            to            to
                                         December 31   December 31
                                            2001          2000
REVENUE

Revenues                               2,915,548.00   1,250,627.00
Costs of Goods Sold                      130,325.00      88,787.00
                                         ----------     ----------
GROSS PROFIT                           2,785,223.00   1,161,840.00

EXPENSES
Selling, General and Administrative    2,771,149.00     706,693.00
Depreciation expense                     178,726.00     141,901.00
Amortization expense                      38,651.00      72,262.00
                                         ----------     ----------
Total Expenses                         2,988,526.00     920,856.00
                                         ----------     ----------
OPERATING INCOME (LOSS)                 (203,303.00)    240,984.00
                                       ============   ============

OTHER INCOME/(EXPENSES)
Interest income                            1,087.00           0.00
Forgiveness of debt                       15,000.00           0.00
Interest expense                         (87,878.00)    (15,817.00)
Loss on disposition of assets              4,291.00           0.00
                                         ----------     ----------
Total other income/(expenses)            (67,500.00)    (15,817.00)
                                         ----------     ----------
NET ORDINARY INCOME (LOSS)              (270,803.00)    225,167.00
                                       ============   ============

Basic weighted average
number of common                         59,140,808     41,757,088
shares outstanding

Basic Net Loss per Share                   (0.0045)           0.01


              See accompanying notes to financial statements
                                    F-4

                                Nutek, Inc.
                               CONSOLIDATED
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR YEARS ENDED
                   December 31, 2001 and December 31, 2000


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 Common     Stock    Prefd  Prefd     Prefd   Prefd  Additional    Treasury   Royalty                    Total
                 Shares    Amount    Stock  Stock     Stock   Stock     Paid in       Stock       Int       Deficit      Equity
                                    Series Series    Series  Series     Capital
                                      A      A          B     B
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
December 31,
2000         45,186,132    45,186        0      0    793,500    794   7,237,329    ($49,263)    30,000    (4,576,874)    2,687,172

Issuance of
Common Stock
for cash      6,716,594     6,717    8,408      8                       337,960                                            344,685

Issuance of
Common Stock
for services  2,487,220     2,487   29,000     29                        26,785                                             29,301

Issued in
exchange for
Datascension  6,588,889     6,589  209,000    209                     2,193,202                                          2,200,000

Issued in
exchange for
other assets  3,130,000     3,130                                       306,545                                            309,675

Issued in
exchange for
other exp       488,719       489                                           422                                                911

Issued for
canceling
debt         4,552,154      4,552  236,000    236                       289,206                                            293,994

Issued to
employees    2,063,550      2,064  114,000    114                        84,323                                             86,501

Treasury
Stock                                                                               (3,125)                                 (3,125)

Royalty
Investors      179,277        179                                        29,821                (30,000)                          0

Prior Period
Adjustment                                                                                                  (357,777)     (357,777)

Net Profit for
year ended
Dec 31, 2001                                                                                                (270,803)     (270,803)
-----------------------------------------------------------------------------------------------------------------------------------
            71,392,535     71,392  596,408    596    793,500    794  10,505,593   ($52,388)          0    (5,205,454)    5,320,534
===================================================================================================================================

              See accompanying notes to financial statements
                                    F-5

                                 Nutek Inc.
                                CONSOLIDATED
                          STATEMENT OF CASH FLOWS
                              FOR YEARS ENDED
                   December 31, 2001 and December 31, 2000


CONSOLIDATED STATEMENT OF CASH FLOWS

                                             January 1        January 1
                                                to               to
                                            December 31     December 31
                                               2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income/(loss) from Operations           (270,803.00)    225,167.00
Adjustments to reconcile net income
   to net cash provided
      Items not requiring cash
             Services received for stock     (67,133.00)     24,000.00
             Depreciation Expense            178,726.00     141,901.00
             Amortized Expense                38,651.00      88,079.00
             Loss on disposal of assets        4,251.00           0.00
(Increase)/Decrease in accounts receivable    29,354.00      15,310.00
(Increase)/Decrease in marketable securities       0.00     (72,000.00)
(Increase)/Decrease in inventory              74,262.00    (129,632.00)
(Increase)/Decrease in prepaid expenses     (164,718.00)          0.00
(Increase)/Decrease in Deposits              (10,260.00)       (145.00)
Increase/(Decrease) in Accounts payable      181,631.00      21,247.00
Increase/(Decrease) in Accrued expenses      105,867.00           0.00
                                             -----------    ----------
Net Cash flow provided by operating
             activities                       99,828.00     313,927.00

CASH FLOWS FROM INVESTING ACTIVITIES
Disposition of property and equipment         68,743.00           0.00
Disposition of other assets                  496,686.00    (100,000.00)
Purchase of Other Assets/Investment                0.00    (189,503.00)
Purchase of Oil Equipment/Leases                   0.00    (204,918.00)
Purchase of Kristi & Co                            0.00     (20,000.00)

     Net cash used by investing activities  (538,429.00)   (514,421.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                     344,685.00    280,422.00
Increase/(Decrease) in Notes payable         (970,403.00)     7,924.00
Increase/(Decrease) in Royalty Investments          0.00    (25,000.00)
Increase/(Decrease) in Subscriptions                0.00   (100,000.00)
Treasury Stock                                      0.00      3,815.00

Net Cash provided by financing activities    (625,718.00)    167,161.00

Balance as at beginning of period              48,071.00     81,404.00
Net increase (decrease) in cash                12,539.00    (33,333.00)
Balance as at end of period                    60,610.00     48,071.00

                   See accompanying notes to financial statements

                                  Nutek, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Nutek, Inc. was incorporated in August of 1991 under the laws of the State of Nevada, as Nutek, Inc. (the Company) and is engaged in multiple industries.

SRC International, Inc. was incorporated on June 20, 1997 in Illinois. SRC International Inc. manufactures "Super Glide", a rail covering made of an extremely durable, super-slick, space age polymer, designed to reduce friction between rails and hangers in the dry cleaning and garment industries.

Vac-U-Lift Production Company was incorporated in the State of Texas in March of 1995 and is in the oil extracting industry for leases in Texas. The Company remained inactive until Nutek acquired it in June of 1996. Nutek determined at the end of Fiscal 2000 to shut down this operation through bankruptcy. This company had no significant assets but had accounts payable of approximately $19,000, which was discharged as a result of the bankruptcy.

Century Clocks, Inc. is a Nevada corporation formed by Nutek, Inc. and doing business in California. Century Clocks has a joint venture agreement with the Department of Veterans Industries. The company produces clocks assembled and packaged by U.S. Veterans.

Elite Fitness Systems, Inc. is a Nevada corporation doing business in California. Elite Fitness Systems, Inc. markets a proven fitness system that has kept the world's finest fighting force in supreme physical condition.

Nutek determined at the end of Fiscal 2000 to return Elite Fitness Systems Inc. to Mr. Helvenston in exchange for the 125,000 shares of Nutek Restricted Stock that were originally issued for the purchase of this corporation. Accordingly, Elite Fitness Systems, Inc.'s results of operations, assets, liabilities and other financial activities are not included in Nutek's Consolidated Statements for the year ended 2001.

Kristi & Co., a Nevada Corporation doing business in California, was incorporated on September 13, 1999. The Company markets woman's resort-wear. The Company purchased the clothing designs and design groups on January 6, 2000.

Nutek Oil, Inc. was incorporated on December 3, 1998. The Company is in the oil producing business and purchased selected equipment and assets on February 23, 2000 from Clipper Operating Company. During 2001, Nutek Oil was spun off as a separate company.

Datascensions, Inc. and related assets was purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascensions, Inc. is a premier data solutions company representing a unique expertise in the collecting, storage, processing and interpretation of data.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Investments and Marketable Securities

The Company has adopted FASB 115. Its equity securities are classified as available for sale and reported at fair value.

Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

Summary of Non-Cash Transactions

There were non-cash transactions that are discussed in Note 3.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Nutek Inc., and its different business segments, SRC International, Inc., Century Clocks, Kristi & Co., and Nutek Oil, Inc. All significant inter-company balances and transactions have been eliminated.

Inventory Valuation

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

SOP 98-5

The Company has adopted SOP 98-5, which treats the remaining portion of organizational costs as an expense. Start-up costs and reorganization costs were expensed when SOP 98-5 was adopted.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001. 793,500 shares have been issued as Series B shares for cash at $1.00 a share and 596,408 shares have been issued as Series A shares.

Preferred shares have the same voting rights as the common shares but have priority in the event of company liquidation. All of the Series B shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 per share that are payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

Fixed Assets

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:

                     Computer Equipment          5 Years
                     Drilling Equipment         20 Years
                     Factory Equipment           7 Years
                     Furniture & Fixtures        7 Years
                     Office Equipment            5 Years
                     Equipment and Machinery    20 Years
                     Molds and Tooling          20 Years

Depreciation expense was $178,726 and $141,901 for 2001 and 2000, respectively.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

Intangible Assets

Identifiable intangibles with the exception of patents are amortized over five years. All patents are amortized over 17 years. The amount of amortization recorded in 2001 and 2000 was $38,651 and $ 72,262, respectively.

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of December 31, 2001. Additionally, this asset will not be amortized and will be tested for impairment at least annually by comparing the fair value of the asset with the recorded value.

The Company has also adopted SFAS 144. Under guidance from SFAS 144, Management has determined that the website has been materially impaired by approximately $30,000 as of December 31, 2000, therefore, a prior period adjustment has been made to remove this asset from the books.

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net income (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

Diluted earnings per share were not included as the inclusion of convertible notes, convertible preferred stock and warrants would be anti-dilutive and all contingencies for conversion have not occurred.

Income Taxes

The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109, as discussed in
Note 7.

Advertising

Advertising costs are expensed when incurred. Advertising expense was $35,230 for 2001.

Depletion

Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

Research and Development

The Company expenses its research and development in the periods incurred.

Reclassifications

Certain reclassifications have been made to the December 31, 2000 amounts to conform to the December 31, 2001 financial statement presentation. The reclassifications had no effect on net income.


NOTE 3 - SUMMARY OF NON-CASH TRANSACTIONS

Assets and leases of the Clipper Operating Company were acquired on February 23, 2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948. A note for $639,948 was issued for the balance of the purchase price. The note balance as of December 31, 2001 is $464,268.

Kristi and Co was acquired on January 6, 2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co at the current market price of $0.20, and a note for $50,000 with annual interest of 7% was issued for the balance of the purchase price, payable within 18 months.

Datascensions was acquired on September 27, 2001 for 27,500,000 shares, valued at $2,200,000. The value was determined by the average closing price of the stock over the five previous days the stock traded. Of this amount 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. As part of this acquisition, the Company received $650,000 of accounts receivable and $472,500 of property and equipment.

NOTE 4 - STOCKHOLDERS' EQUITY

The Articles of Incorporation were amended by deleting the existing ARTICLE IV and replacing it in its entirety with the following amendments:

          "ARTICLE 4: Authorized Shares: The aggregate number of shares which the corporation shall have authority to issue shall consist of two hundred million (200,000,000) shares of Common

     Stock having a $.001 par value, and twenty million (20,000,000) shares of Preferred Stock having a $.001 par value. The Common and/or Preferred Stock of the Company may be issued from time to time without prior approval by the stockholders. The Common and/or Preferred Stock may be issued for such consideration as may be fixed from time to time by the board of directors. The Board of Directors may issue such share of Common and/or Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions."

This amendment to the Articles of incorporation has been duly adopted, filed and accepted by the Nevada Secretary of State in accordance with General Corporation Law of the State of Nevada.

On December 27, 2001, an agreement was reached with three affiliates to exchange notes and common stock, including accrued and unpaid interest, for Series A Preferred Stock at $5.42 per share. The exchange for 596,408 Series A Preferred Stock was completed in December 2001.

The Series A Preferred Stock are convertible at any time into a number of shares of Common Stock determined by the greater of $5.42 per share of Series A Preferred Stock, plus any accrued and unpaid dividends thereon or one hundred (100) shares of common stock for one (1) share of Series A Preferred Stock plus any accrued and unpaid dividends thereon. Dividends on the Series A Preferred Stock are cumulative and payable quarterly at an annual dividend rate of 5%. The Company, at its option, may redeem the Series A Preferred Stock, in whole or in part, at any time and from time to time, at a redemption price of $5.42 per share plus any accrued and unpaid dividends thereon. Upon liquidation, holders of the Series A Preferred Stock will be entitled to repayment of the greater of $5.42 per share of Series A Preferred Stock, plus any accrued and unpaid dividends thereon or one hundred (100) shares of common stock for one (1) share of Series A Preferred Stock plus any accrued and unpaid dividends thereon, prior to any distributions to holders of common Stock. The Series A Preferred Stock does not have any voting rights except as required by law or as set forth in the exhibits in the resolution by the Board of Directors.

On December 27, 2001, the Company issued 596,408 shares of Series A Preferred Stock of the Company's Class B Preferred Stock to three affiliates. The conversion consideration was determined by the historical value of the common shares converted into the Series A Preferred Stock and the value of the notes converted into the Series A Preferred Stock of the Company based on the value of the common stock at the time of conversion. The Class B Series A Preferred Shares are convertible into a number of shares of Common Stock, determined by the greater of one hundred (100) common shares per one (1) share of Series A Preferred Stock plus all accrued and unpaid dividends thereon, or the Series A Preferred Stock having a value of $5.42 per share plus all accrued and unpaid dividends thereon subject to adjustment as provided in the exhibits in the resolution by the Board of Directors.

On January 9, 2001, the Company increased its authorized shares to 200,000,000 shares of common stock, par value $.001 and 20,000,000 shares of preferred stock, par value $.001.

On September 27, 2001, the Company issued 27,500,000 shares in exchange for 100% of the stock of Datascensions. Based on the average closing stock price over the five previous days, the purchase price was $2,200,000. Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock.

During 2001, the Company issued 2,063,550 shares, valued at $86,501 to employees.

During 2001, the Company issued 2,487,220 shares to various consultants

There were 3,000,000 shares cancelled for stock that was given to an employee and subsequently canceled upon that employee leaving the Company. An additional 200,000 shares were cancelled during 2001, which were originally given as the collateral when the Company bought the print shop and a further 125,000 shares were cancelled which had been previously issued to Mr. Helvenston for the purchase of Elite Fitness.

The Company issued 1,000,000 shares of stock, valued at $180,000 in exchange for 5,000 shares, representing one-third ownership of Electrostatic Solutions, Inc. stock.

NOTE 5 - OTHER ASSETS

Other assets consists of patents, the purchase of Kristi and Co, Inc for $100,000, design and artwork and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

The Company obtained a loan on February 20, 2000 to assist in the purchase of Nutek Oil, Inc. The loan accrued interest at 7 1/2% per year through September 30, 2001 and is accruing interest at 10% per year from October 1, 2001 on.
The balance on this loan at December 31, 2001 is $464,268.

The Company obtained a loan from Orange Printing on February 12, 2001. The note carries an interest rate of 8% per year and had a balance at December 31, 2001 of $7,501.

The Company obtained a loan from Gertrude Madich in the amount of $40,000, bearing an interest rate of 10% per year on November 13, 2001. There have been no payments made on this note. This note is due December 31, 2006.

The Company obtained a loan from Theressa Lindert in the amount of $20,000, bearing an interest rate of 10% per year on November 16, 2001. There have been no payments made on this note. This note is due December 31, 2006.

The Company obtained a loan from Gertrude Madich in the amount of $10,000, bearing an interest rate of 10% per year on December 11, 2001. There have been no payments made on this note. This note is due December 31, 2006.

All other notes payable are non-interest bearing. Interest on notes payable, which are non-interest bearing, have been imputed at the rate of 9% per annum.

NOTE 7 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $5,205,454. The carry forwards start expiring in 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the year ended December 31, 2000. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

          Deferred tax asset
          Net operating loss carry forwards          $5,205,454
          Valuation allowance                        (5,205,454)
                   Net deferred tax asset                 -


NOTE 8 - CONTINGENCIES AND COMMITMENTS

Handi-Plate Royalty

As part of acquiring the patents for this product, Nutek Inc. agreed to provide the inventor a 2.5% royalty interest on the gross sales of this product.

After numerous delays by the manufacturer of the tooling to provide Nutek the final finished product in order to fulfill orders received, Nutek lost over $5 million in sales of this product. In December 2000, the Company prepared a lawsuit, which it has served on Advance plastics, et al, of San Diego, California claiming more than $5 million in damages. These revenues had made up a significant part of Nutek's growth strategy for 2000 and were a significant setback to meeting the sales objectives for the year.

The company has determined it is in the best interests of the shareholders to not pursue further legal action against Advanced Plastics of San Diego since Advanced Plastics has agreed to return the Handi-Plate mold to the company.

Clock royalty

As part of the acquisition of Century Clocks SA clock molds, a 7.5% royalty interest was given. The royalty owners advanced $55,000 to Nutek, Inc. Murray Conradie had the option of converting the loan which he made to Nutek Inc. in the amount of $57,000 to a royalty interest and becoming a participant in the 7.5% royalty interest. During 2001, the note was cancelled and converted to the preferred stock.

Subscriptions Receivable

The Company has received common stock subscriptions in the amount of $100,000. The Company reported this as part of shareholder's equity. The Company received the payment for the subscriptions in the first quarter 2000.

Litigation

A lawsuit was initiated by the Company to recover 1,000,000 shares of its common stock, which was issued to an individual for services, which were not received. Nutek successfully resolved this case in November 2000 before going to trial.

After numerous delays by the manufacturer of the tooling to provide Nutek the final finished product for the Handi-Plate product in order to fulfill orders received, Nutek lost over $5 million in sales of this product. In December 2000, the Company prepared a lawsuit, which it has served on Advance plastics, et al, of San Diego, California claiming more than $5 million in damages. These revenues had made up a significant part of Nutek's growth strategy for 2000 and were a significant setback to meeting the sales objectives for the year.

After numerous delays by the inventor of the Electrostatic Light Switch patent number 5833350 to provide Nutek the information, continuation patents and schematics which Nutek purchased, Nutek acquired world wide rights to a significantly enhanced patent and returned the rights to Electro Static Solutions LLC for patent number 5833350. Electro Static Solutions and its members are now involved in litigation with Nutek for the return of $150,000.00 in cash and $180,000.00 in Nutek stock paid to Electro Static Solutions. Electro Static Solutions is claiming the balance of the purchase price. The Company is very confident that the company will prevail in this litigation.

Computers

The Company initiated a 36 month lease on March 9, 2000. The payments are for $704 per month. The balance on this lease at December 31, 2001 was $10,553.


NOTE 9 - ACQUISITIONS

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

Patent rights for an electro static light switch were acquired August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. After numerous delays by the inventor of the Electrostatic Light Switch patent number 5833350 to provide Nutek the information, continuation patents and schematics which Nutek purchased, Nutek acquired world wide rights to a significantly enhanced patent and returned the rights to Electro Static Solutions LLC for patent number 5833350.

Nutek Oil, Inc., some of the assets and leases of the Clipper Operating Company were acquired on 02/23/2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948 a note for $639,948 was issued for the balance of the purchase price. The purchase price of $1,279,896 was made up of (mineral acreage for $454,959; equipment at market value $788,217; and gas pipeline at market value $36,720),

Vac-U-Lift Production Company, Inc. In June of 1996, the company exchanged 100,000 shares of its common stock and a certain amount of cash to acquire all of the outstanding common shares of Vac-U-Lift Production Company, Inc., a Texas corporation. The business combination was been accounted for under the purchase method of accounting. There was no goodwill or intangible assets recorded for this acquisition. Nutek determined at the end of Fiscal 2000 to shut down this operation through bankruptcy. This company had no significant assets but had accounts payable of approximately $19,000.00, which was discharged as a result of the bankruptcy.

SRC International, Inc. was acquired for 1,000,000 shares of the Company's common stock for all the outstanding stock of SRC International, Inc. in a transaction consummated on 04/01/1998. SRC International Inc. manufactures "Super Glide" a rail covering made of an extremely durable, super-slick, space age polymer designed to reduce friction between rails and hangers in the dry cleaning and garment industries. The business combination has been accounted for under the pooling of interest method.

Century Clocks, Inc. (a Nevada Corporation) was incorporated on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

Kristi and Co. was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co and a note payable in the amount of $50,000 payable within 18 months at an interest rate of 7% per annum. Kristi and Co. has the rights to certain woman's resort wear clothing designs and design groups. Kristi and Co. plans to market these items and to continue creating new designs. Kristi and Co. was incorporated September 13, 1999. Kristi and Co. reported the rights and assets purchased from Kristi Hough at their historical cost of zero in a manner similar to a pooling of interest due to the common control of management, per APB Opinion 16. When Nutek, Inc. purchased Kristi and Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi and Co. owned under the purchase method of accounting for business combinations per APB 16 as there was not a common control issue for this transaction. Accordingly, these designs and client lists were restated at their estimated fair market values per the best judgment of management. Management based its evaluation on the fact that these customer lists, designs and patterns had previously generated revenues of approximately $1,500,000 for a company in a similar line of business over a period of approximately 18 months. Nutek, Inc. estimated the customer list at $30,000 and the designs and patterns at $70,000. Current sales and cash flows of Kristi and Co.'s line indicate that the valuation was accurate. The Company anticipates selling these items since Kristi and Co. is no longer in business.

Datascensions, Inc. was acquired on July 2, 2001 for $2,200,000 of Nutek, Inc's restricted common stock in exchange for the outstanding common stock of Datascensions, Inc. There were 27,500,000 shares issued. Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. Datascensions, Inc. is a premiere data solutions company representing unique expertise in collection, storage, processing and interpretation of data.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Conradie was formerly an officer and manager of Century Clocks SA. He negotiated a purchase of clock molds from South Africa. This was a three party transaction which involved Mr. Conradie purchasing the molds in South Africa and then transferring the clock molds to Century Clocks, Inc., a company wholly owned by Nutek, Inc. and formed to pursue this business
opportunity.   The clock molds were recorded at Mr. Conradie's, the
transferor's, historical cost and book value.  There were no inventories
involved in these transactions.   Mr. Conradie also received 1,050,000 shares
of the Company's common stock valued at $126,000, December 30, 1999 the day the stock was authorized and recorded in the Company's minutes.

Murray Conradie received 175,000 shares of the company's common stock valued at $26,250 for unpaid compensation during the first six months of 2000.

Kristi Conradie, vice president, received 250,000 shares of Nutek Inc's common restricted stock and a note payable in the amount of $50,000 for the outstanding stock of Kristi and Co., Inc.

Kristi Conradie received 163,334 shares of the company's common stock valued at $24,500 for unpaid compensation during the first six months of 2000.

Murray Conradie and Kristi Conradie have loaned the company an additional $107,333 through their personal lines of credit which is included in the short-term notes payable.

NOTE 11 - WARRANTS AND OPTIONS

The Company does not currently have any stock options issued. The company has adopted FASB 123 and will account for stock issued for services and stock options under the fair value method.

NOTE 12 - SEGMENT INFORMATION

The Company has adopted FASB 131. The adoption of FASB 131 did not affect results of the company's statement of operations or financial position, but did affect the disclosure of segment information. The Company operates within two segments, retail sales and exploration and production of oil and gas. Retail sales includes Kristi and Co., SuperGlide, Electrostatic light switch, Tekplate, and Century Clocks.

NOTE 13 - PRIOR PERIOD ADJUSTMENT

Prior management had a company called Vac-U-Lift Production Company Inc., which went bankrupt and was closed down. Management had formed a partnership called the Vac-U-Lift partnership, which was formed to drill a single oil well. This was previously reported on the books as "Drilling equipment" for $260,604. This amount was removed, along with a $97,173 adjustment for inventory of Kristi & Co., reported on the prior financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 6, 2001, the registrant engaged Healey & Shron, Certified Public Accounts as its principal accountant to replace its former principal accountant, James E. Slayton, CPA. The decision to change accountants was approved by the Audit Committee of the registrant. Neither of the reports of the former principal accountant for the period ending December 31, 2000 contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. During the audited period ending December 31,2000 and the subsequent interim period through August 6, 2001, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused him to make reference to the subject matter of the disagreements in connection with his report. (See Exhibit 8-K filed August 7, 2001)

Effective December 27, 2001, Nutek, Inc. (the Company) determined to change the Company's independent accountants, and, accordingly, ended the engagement of Healey & Shron, Certified Public Accountants, in that role and retained
Chavez & Koch, CPA's, Ltd. as its independent accountants for the fiscal year ending December 31, 2001. The Audit Committee of the Board of Directors (the "Audit Committee") and the Board of Directors of the Company approved the decision to change independent accountants.

During the period of August 6, 2001 through December 27, 2001, there were no disagreements with Healey & Shron, Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. (See Exhibit 8-K filed January 7, 2002)


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                         Age              Position
--------                    ------           ----------

Murray N. Conradie           36              President, CEO and Director

Kristi Conradie              37              Vice President and Director

Donald Hejmanowski           42              Secretary and Director

Daniel Delmonico             54              Director

David Scott Kincer           36              COO and Director

Cipra Domnitz                49              CFO

B.  Family relationships

Murray N. Conradie and Kristi Conradie are married to each other.

C.  Work Experience

Murray N. Conradie

April 1999 - Present, Nutek Inc.
President/CEO, Director and Chairman of the Board.

1998 - Dec, 1999, Nutek, Inc.
CFO, Director

Mr. Conradie has several years of experience in creating and developing start-up enterprises.

EDUCATION:
1983-1985, University of Natal at Durban, South Africa. B.A., Studied Business Law for 2 1/2 years

1985-1988, Technikon Natal at Durban, South Africa. Accounting Degree specializing in Auditing.

1999 Selected for Strathmore's Who's Who in Finance
1999 Selected for Marquis Who's Who in Finance Millennium Edition

Kristi L. Conradie

1999 - Present, Nutek Inc.
Vice-President and Director.

1999 - Present, Kristi & Co., Inc., President/CEO Director and designer. Women's resort clothing line. Started company with a vision to help veterans by employing them and helping with their goals through work.

Mrs. Conradie has several years of experience in creating and developing, working with and managing start-up enterprises.

EDUCATION:
University of California at Los Angeles, March 1986, B.A., Psychology and Computer Science with concentration in Business Administration

California Paramedical and Technical College, Long Beach, CA, April 1992 C.A.D.C. (Certified Alcohol and Drug Counselor)
N.A.ID.C. (National Alcohol and Drug Counselor)

Donald Hejmanowski

Donald Hejmanowski joined Nutek in January of 2001 as the VP of finance and a Director. Mr. Hejmanowski has several years of experience in creating and developing start-up enterprises from retail to manufacturing to internet-based businesses. Mr. Hejmanowski has twenty-one years experience with public companies as a broker, in investor relations and public relations, in merger and acquisitions, and has served on audit committees and compensation committees of several public companies. Mr. Hejmanowski has been involved in the strategic planning and future development of the company. Mr. Hejmanowski earned his BS and BA from Eastern Illinois University.

Daniel Delmonico

Daniel Delmonico joined Nutek as a Director in October of 2001. Mr. Delmonico was formerly the president of several large lighting distributors until his retirement in 2000.

David Scott Kincer

Currently Datascension's president, Scott Kincer joined Nutek as COO and Director in September 2001, Scott Kincer has over twenty years experience in collecting, storing an analyzing consumer data. He also has fifteen years of experience managing data collection centers, including six years of experience in Costa Rica. He co-founded Datascension in 1999 and became COO of Nutek with the successful acquisition of Datascension in 2001. Mr. Kincer oversees the operations of Datascension from its main facility in Riverside, California.

Cipra Domnitz

Cipra Domnitz joined Nutek in October of 2001. Cipra Domnitz graduated from California State University, Northridge, and was licensed as a CPA in 1978. While in active practice, she specialized in accounting and auditing for small businesses and start-up businesses, as well as non-profits. She also holds series 6 and 63 securities licenses.

D.  Conflicts of Interest

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officer

Name               Title           Salary         Bonus    Common Stock
--------------------------------------------------------------------------

Murray Conradie    President/CEO   $75,000(1)(2)  None     750,000(3)
Kristi Conradie    VP/Director     $48,000(1)(2)  None     480,000(3)
Donald Hejmanowski Sec/Director    $48,000(1)(2)  None     480,000(3)
Daniel Delmonico   Director           None   (2)  None        None
David Scott Kincer COO/Director    $60,000(1)(2)  None        None
Cipra Domnitz      CFO             $12,000(1)(2)  None      41,300(3)

All Executive Officers as a Group (6 persons)

(1) Per a Board Resolution, Murray N. Conradie, President, CEO and Director has received remuneration of $75,000 for the year. Kristi Conradie, vice President and Director and Donald Hejmanowski, vice President Finance and Director have each received remuneration of $48,000 for the year. David Scott Kincer received $60,000 for the 6 month period from July through December 2001 and Cipra Domnitz received $12,000.00 for the period October through December 2001.

(2) Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2001 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as the Company's only directors are its current executive officers.

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


Title      Name & Address                     Amount of        Percent
of         of Beneficial                      shares           of
Class      Owner of Shares       Position     held by Owner    Class
------     ---------------       --------     -------------    -------

Common   Murray N. Conradie(1)   President/    1,375,561        1.93%
                                 CEO/Director

Common   Kristi Conradie(2)      VP/Director     413,334        0.58%

Common   David Scott Kincer      COO/Director          0         0.0%

Common   Donald Hejmanowski(3)   Secretary/    3,471,529        4.86%
                                 Director

Common   Daniel Delmonico        Director      3,250,000        4.55%

Common   Cipra Domnitz(4)        CFO              41,350        0.06%
----------------------------------------------------------------------

All Executive Officers and
    Directors as a Group (6 persons)           8,551,774       11.98%

Company address for all Officers is c/o Nutek, Inc. 1110 Mary Crest Road, Henderson, NV 89074

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

(3) Donald Hejmanowski, received 1,250,000 shares of common stock for the cancellation of funds loaned to the company and 480,000 shares of the company's common stock valued at $48,000.00 for compensation.

(4) Cipra Domnitz, received 41,350 shares of the company's common stock valued at $4,135.00 for unpaid compensation.

The Articles of Incorporation were amended by deleting the existing ARTICLE IV and replacing it in its entirety with the following amendments:

          "ARTICLE 4: Authorized Shares: The aggregate number of shares which the corporation shall have authority to issue shall consist of two hundred million (200,000,000) shares of Common
     Stock having a $.001 par value, and twenty million (20,000,000) shares of Preferred Stock having a $.001 par value. The Common and/or Preferred Stock of the Company may be issued from time to time without prior approval by the stockholders. The Common and/or Preferred Stock may be issued for such consideration as may be fixed from time to time by the board of directors. The Board of Directors may issue such share of Common and/or Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions."

This amendment to the Articles of incorporation has been duly adopted, filed and accepted by the Nevada Secretary of State in accordance with General Corporation Law of the State of Nevada.

On December 27, 2001, an agreement was reached with three affiliates to exchange notes and common stock, including accrued and unpaid interest, for Series A Preferred Stock at $5.42 per share. The exchange for 596,408 Series A Preferred Stock was completed in December 2001.

The Series A Preferred Stock are convertible at any time into a number of shares of Common Stock determined by the greater of $5.42 per share of Series A Preferred Stock, plus any accrued and unpaid dividends thereon or one hundred
(100) shares of common stock for one (1) share of Series A Preferred Stock plus any accrued and unpaid dividends thereon. Dividends on the Series A Preferred Stock are cumulative and payable quarterly at an annual dividend rate of 5%. The Company, at its option, may redeem the Series A Preferred Stock, in whole or in part, at any time and from time to time, at a redemption price of $5.42 per share plus any accrued and unpaid dividends thereon. Upon liquidation, holders of the Series A Preferred Stock will be entitled to repayment of the greater of $5.42 per share of Series A Preferred Stock, plus any accrued and unpaid dividends thereon or one hundred (100) shares of common stock for one
(1) share of Series A Preferred Stock plus any accrued and unpaid dividends thereon, prior to any distributions to holders of common Stock. The Series A Preferred Stock does not have any voting rights except as required by law or as set forth in the exhibit (CERTIFICATE OF THE POWERS, DESIGNATIONS, PREFERENCES AND RIGHTS OF THE SERIES A CONVERTIBLE PARTICIPATING PREFERRED STOCK, PAR VALUE $.001 PER SHARE Section 4)

On December 27, 2001, the Company issued 596,408 shares of Series A Preferred Stock of the Company's Class B Preferred Stock to three affiliates. The conversion consideration was determined by the historical value of the common shares converted into the Series A Preferred Stock and the value of the notes converted into the Series A Preferred Stock of the Company based on the value of the common stock at the time of conversion. The Class B Series A Preferred Shares are convertible into a number of shares of Common Stock, determined by the greater of one hundred (100) common shares per one (1) share of Series A Preferred Stock plus all accrued and unpaid dividends thereon, or the Series A Preferred Stock having a value of $5.42 per share plus all accrued and unpaid dividends thereon subject to adjustment as provided in the exhibit (CERTIFICATE OF THE POWERS, DESIGNATIONS, PREFERENCES AND RIGHTS OF THE SERIES A CONVERTIBLE PARTICIPATING PREFERRED STOCK,PAR VALUE $.001 PER SHARE

The Series A Preferred Stock are held by the affiliates as follows : Murray N. Conradie, President/CEO/Director 270,167 shares; Kristi Conradie, Vice President/Director 54,200 shares and David Scott Kincer COO/Director 272,042 shares.

B.  Persons Sharing Ownership of Control of Shares

No person owns or shares the power to vote ten percent (10%) or more of the Company's securities. Should the Series A preferred stock be converted to common stock, these affiliates would have the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities. The shares of Series A Preferred Stock shall have no voting rights except as required by law or as set forth in attached Exhibit 10.21.

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

Kristi Hough, VP and Director of the Company, has entered into a Preliminary agreement with the Company to purchase Kristi & Co., Inc. She is President/CEO and Director of Kristi & Co., Inc., a women's resort clothing line. Upon consummation of this agreement, she received 250,000 restricted shares for the purchase of Kristi and Company, the patterns, client list and designs. These shares were issued in January, 2000.

The Company has a note payable to a certain stockholder; J. Frank, ($55,000); ("See Note 5 in Financial Statements.")

a.)  J. Frank - loan for operations, no repayment date.

Through a Board Resolution, the Company hired the professional services of Chavez and Koch, Certified Public Accountants, to perform audited financials for the Company. Chavez and Koch own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis. The fees paid to date were paid in cash.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

(2) a) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

     2.1  Plan and Articles of Merger, filed 8/23/91(1)

     2.2 Plan of Reorganization and Agreement, dated 9/20/97(1)

(3)  Articles of Incorporation & By-Laws

     3.1 Articles of Incorporation of the Company Filed August 23, 1991(1)

     3.2 Articles of Amendment filed on April 10, 1992(1)

     3.3 Certificate of Amendment of Articles of Incorporation filed on 3/3/95(1)

     3.4 By-Laws of the Company adopted August 24, 1991(1)

(4)  Instruments Defining the Rights of Security Holders

     4.1 Those included in exhibit 3, and sample of Stock Certificate(1)
     4.2 Preferred Stock(1)

(10) Material Contracts

     10.1  Purchase Agreement - Kristi and Co dated 1/6/00(1)
     10.2  Agreement for Promotion and Revenue Sharing Plan, dated 9/2/99(1)
     10.3  Purchase Agreement - Elite Fitness, dated 10/4/99(1)
     10.4  Purchase Agreement - Patent #5833350, dated 9/15/99(1)
     10.5  Purchase Agreement - Clock Mold, dated 4/30/99(1)
     10.6  Plan of Purchase and Agreement, dated 11/30/97(1)
     10.7  Transitional Employer Agreement(1)
     10.8  Lease, dated October 15, 1999(1)
     10.9  Letter of Intent - Mineral Acres, dated 11/1/99(1)
     10.10 Compensation Plan(1)
     10.11 Key Employees Incentive Stock Option Plan(1)
     10.12 Purchase Agreement - Kristi & Company(2)
     10.13 Blank
     10.14 Purchase Agreement - Printing Equipment(3)
     10.15 Blank
     10.16 Employment Agreement Murray N. Conradie(4)
     10.17 Employment Agreement Donald L. Hejmanowski(4)

     10.18 Employment Agreement Kristi L. Conradie(4)
     10.19 Purchase Agreement - Datascension Inc.(5)
     10.20 Employment Agreement David Scott Kincer(5)
     10.21 Certificate of Preference Rights.

(23) Consent of Experts and Counsel

     23.1 Statement from Chavez and Koch, CPA

(27) Financial Data Schedule

     27.1 Financial Data Schedule

(1) Previously filed as an exhibit to the Company's Form 10-SB, filed January 24, 2000.
(2) Previously filed as an exhibit to the Company's Number 1 Amendment to Form 10-SB, filed May 22, 2000.
(3) Previously filed as an exhibit to the company's quarterly report for the period ended March 31, 2001
(4) Previously filed as an exhibit to the company's quarterly report for the period ended June 30, 2001
(5) Previously filed as an exhibit to the company's 8-K report dated September 27, 2001

(b)  REPORTS ON FORM 8-K

On May 16, 2001, Registrant filed a Current Report on Form 8-K, relating to the January 9, 2001, special meeting of the board of directors, Murray Conradie, Don Hejmanowski and Kristi Conradie were elected to the Board of Directors. On January 9, 2001, the Board met and elected Murray Conradie as President and Treasurer of the Company and Don Hejmanowski as Secretary of the Company.

On July 27, 2001, Registrant filed a Current Report on Form 8-K, relating to the spin-off of Nutek Oil Inc. A dividend of 500,000 shares of the common stock of Nutek Oil, Inc, to be distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one share of Nutek Oil, Inc for each 100 outstanding shares of Nutek, Inc. Twenty-five percent (25%) of such shares will be freely tradable and seventy-five percent thereof will not be tradable ("restricted") until after August 1, 2002 ("one year") (See Exhibit 8-K filed July 31, 2001)

On August 7, 2001, Registrant filed a Current Report on Form 8-K, relating to the engagement of Healey & Shron, Certified Public Accounts as its principal accountant to replace its former principal accountant, James E. Slayton, CPA. (See Exhibit 8-K filed August 7, 2001)

On September 27, Registrant filed a Current Report on Form 8-K, relating to completion of due diligence and acceptance of Purchase Agreement dated July 2, 2001, for the sum of $2,200,000. (See Exhibit 8-K filed September 27, 2001)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutek, Inc.

/s/ Murray N. Conradie
-------------------
Murray N. Conradie,
President and Chairman

/s/ Cipra Domnitz
-------------------
Cipra Domnitz,
Chief Financial Officer


Date: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Nutek, Inc.

/s/  Donald Hejmanowski
------------------------
Donald Hejmanowski, Secretary
Date:  April 15, 2002