Form 10QSB
period 2002-03-31
NUTEK INC
filed 2002-05-02
CIK 795824

10QSB
<DOCUMENT-COUNT>     1
<NOTIFY-INTERNET>     ceo@nutk.com
<SROS>     NASD

<PERIOD>     03/31/2002

     10QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For the quarterly period ended March 31, 2002
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------

                         Commission File Number: 0-29087
-----------------------------------------------------------------------------

                                  NUTEK, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                               87-0374623
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)


   1110 Mary Crest Road, Henderson, NV                   89074
 ------------------------------------------------    -------------
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

                                                        Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 72,242,535 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2002. The Registrant has 596,408 shares of Preferred Stock Series A issued and outstanding and 508,500 shares of Preferred Stock Series B issued and outstanding as of March 31, 2002.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-15

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   0

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    0

Item 2.   Changes in Securities and Use of Proceeds............    0

Item 3.   Defaults upon Senior Securities......................    0

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    0

Item 5.   Other Information.....................................   0

Item 6.   Exhibits and Reports on Form 8-K......................   0

Signatures......................................................   0

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 2001 and March 31, 2002

ASSETS

                                              March 31      December 31
                                                  2002         2001
CURRENT ASSETS

Cash                                          54,450.00       60,610.00
Accounts Receivable                        1,148,227.00      681,042.00
Marketable Securities                         72,000.00       72,000.00
Inventory                                    193,265.00      163,006.00
Accrued Income                                11,200.00       11,200.00
Loans Receivable                              25,865.00            0.00
Prepaid Expenses                             167,609.00      167,609.00
                                             ----------       ---------
Total Current Assets                       1,672,616.00    1,155,467.00

PROPERTY AND EQUIPMENT
Property and Equipment
   (net of depreciation)                   2,984,321.00    2,994,776.00
                                           ------------    ------------
Total Property and Equipment               2,984,321.00    2,994,776.00

OTHER ASSETS
Patent Rights Acquired
    (net of amortization)                    560,226.00      561,262.00
Long Term Investment                         188,000.00      188,000.00
Website Assets                                12,154.00       12,154.00
Customer Lists                                43,583.00       43,583.00
Patterns/Designs                              44,488.00       44,488.00
Trade Show Booths                              5,909.00        5,909.00
Packaging Design/Artwork                      70,864.00       67,317.00
Deposits                                      22,652.00       13,715.00
Goodwill				   1,462,782.00    1,462,782.00
Trademarks                                     8,000.00        8,000.00
Licensing Fees - Mirianna                     50,000.00       50,000.00
                                           ------------    ------------
Total Other Assets                         2,468,658.00    2,457,210.00
                                           ------------    ------------
TOTAL ASSETS                               7,125,595.00    6,607,453.00
                                           ============    ============

         See accompanying notes to financial statements

                            Nutek, Inc.
                           CONSOLIDATED
                           BALANCE SHEET
                               AS AT
              December 31, 2001 and March 31, 2002

LIABILITIES & EQUITY

                                              March 31      December 31
                                                2002            2001

CURRENT LIABILITIES

Accounts Payable                             171,027.00      233,270.00
Accrued Expenses                             263,572.00      105,867.00
Short Term Notes Payable                      67,826.00      140,604.00
                                           ------------     -----------
Total Current Liabilities                    502,425.00      479,741.00

OTHER LIABILITIES
Long Term Notes Payable                    1,074,570.00      636,767.00
Bonds Payable                                170,411.00      170,411.00
                                           ------------    ------------
Total Other Liabilities                    1,244,981.00      807,178.00
                                           ------------    ------------
TOTAL LIABILITIES                          1,747,406.00    1,286,919.00


EQUITY

Common Stock                                  72,243.00       71,392.00

Common Stock, $0.001 par value,
authorized 200,000,000; shares issued
and outstanding at March 31, 2002
72,242,535 common shares; issued and
outstanding at December 31, 2001,
71,392,535 common shares

Additional Paid in Capital                10,414,906.00   10,505,593.00

Preferred Stock                                1,105.00       1,390.00
Preferred Stock, $.001 par value,
20,000,000 shares authorized; 508,500
Series B shares issued and outstanding
as of March 31, 2002 and 793,500
shares as of December 31, 2001; 596,408
Series A shares issued and outstanding
as of March 31, 2002 and 596,408 shares
as of December 31, 2000.

Treasury Stock                               (52,388.00)     (52,388.00)
Retained (Deficit)                        (5,057,677.00)  (5,205,454.00)
                                           ------------    ------------
Total Stockholders' Equity                 5,378,189.00    5,320,534.00
                                           ------------    ------------
TOTAL LIABILITIES AND OWNERS EQUITY        7,125,595.00    6,607,453.00
                                           ============    ============


            See accompanying notes to financial statements

                               Nutek, Inc.
                              CONSOLIDATED
                          STATEMENT OF OPERATIONS
                            FOR 3 MONTHS ENDED
                   March 31, 2001 and March 31, 2002



STATEMENT OF OPERATIONS


                                   Unaudited           Audited
                                   ---------           --------
                              Three months ended        Jan 1
                                    March 31            2001,
                                                        to Dec.
                              2002         2001        31, 2001
                             -------      ------      ------------

REVENUES                   1,461,142.00  315,856.00   2,915,548.00

COSTS AND EXPENSES
Cost of Goods Sold           769,196.00   61,384.00     130,325.00
                             ----------  ----------   ------------
GROSS PROFIT                 691,946.00  254,472.00   2,785,223.00

Selling, General and
  Administrative             493,628.00   258,152.00  2,771,149.00
Depreciation Expense          56,893.00    40,699.00    178,726.00
Amortization Expense           1,761.00    17,632.00     38,651.00
                            -----------   ----------   -----------

Total Costs and Expenses     552,282.00   316,483.00  2,988,526.00
                            -----------   ----------   -----------
Operating Income (Loss)      139,664.00   (62,011.00)  (203,303.00)

OTHER INCOME/(EXPENSES)
Interest Income                    0.00         0.00      1,087.00
Forgiveness of debt           10,501.00         0.00     15,000.00
Interest Expense             (12,289.00)   (4,500.00)   (87,878.00)
Loss on disposition of assets      0.00         0.00      4,291.00
Miscellaneous Income           9,901.00         0.00          0.00
                            -----------   ----------   -----------
                               8,113.00    (4,500.00)   (67,500.00)
                            -----------   ----------   -----------
NET ORDINARY INCOME (LOSS)   147,777.00   (66,511.00)  (270,803.00)
                            ===========   ==========   ===========

Basic weighted average
number of common
shares outstanding           71,817,535    45,283,007   59,140,808

Basic Net Loss Per Share        0.002        (0.001)     (0.0045)


           See accompanying notes to financial statements

                           Nutek, Inc.
                          CONSOLIDATED
                      STATEMENT OF CASH FLOWS
                         FOR 3 MONTHS ENDED
                March 31, 2001 and March 31, 2002

STATEMENT OF CASH FLOWS

                                           Jan 1, 2002     Jan 1, 2001
                                            to Mar 31,      to Mar 31,
                                              2002             2001
                                           -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income/(loss) from Operations             147,777.00   (66,511.00)
Adjustments to reconcile net income
   to net cash provided
      Items not requiring cash
             Depreciation Expense              56,893.00     40,699.00
             Amortization of Intangibles        1,761.00     22,132.00
(Increase)/Decrease in accounts receivable   (501,493.00)   (30,475.00)
(Increase)/Decrease in other receivables      (25,865.00)         0.00
(Increase)/Decrease in inventory              (30,259.00)    28,794.00
(Increase)/Decrease in Deposits                (8,936.00)      (400.00)
Increase/(Decrease) in Accounts payable       160,438.00     11,943.00
                                              -----------   ----------
Net Cash flow provided by operating
             activities                      (199,684.00)     6,182.00

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Print Shop Assets                       0.00     50,000.00
Purchase of Prepaid Services                        0.00    170,000.00
Purchase of Other Assets/Investment            46,588.00          0.00

     Net cash used by investing activities    (46,588.00)  (220,000.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                           0.00     79,189.00
Increase/(Decrease) in Notes payable          240,113.00    107,620.00
Increase/(Decrease) in Royalty Investments          0.00    (10,000.00)

Net Cash provided by financing activities     240,113.00    176,809.00

Balance as at beginning of period              60,610.00     48,071.00
Net increase (decrease) in cash                (6,159.00)   (37,009.00)
Balance as at end of period                    54,451.00     11,062.00


              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2002

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

Datascension, Inc. and related assets was purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascension, Inc. is a premier data solutions company representing a unique expertise in the collecting, storage, processing and interpretation of data.

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

Depreciation expense was $178,726 and $56,893 for 2001 and the first quarter 2002, respectively.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

Intangible Assets

Identifiable intangibles with the exception of patents are amortized over five years. All patents are amortized over 17 years. The amount of amortization recorded in 2001 and the first quarter 2002 was $38,651 and $ 1,761, respectively.

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

Datascension was acquired on September 27, 2001 for 27,500,000 shares, valued at $2,200,000. The value was determined by the average closing price of the stock over the five previous days the stock traded. Of this amount 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. As part of this acquisition, the Company received $650,000 of accounts receivable and $472,500 of property and equipment.

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

On September 27, 2001, the Company issued 27,500,000 shares in exchange for 100% of the stock of Datascension. Based on the average closing stock price over the five previous days, the purchase price was $2,200,000. Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock.

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

The Company reduced the Series B Preferred stock by 285,000 shares from 793,500 to 508,500 shares as 285,000 Series B Preferred had been converted to common stock.

The Company issued 650,000 shares of restricted stock, at par value to an individual in final settlement of the slip and fall lawsuit in Texas. This was a confidential out of court settlement. An additional 200,000 shares of restricted stock were issued for the settlement of this lawsuit for a third party involved in the lawsuit. The officer responsible at the time paid the Company $10,000.00 for the 200,000 shares of restricted stock that were issued for this third party.

NOTE 5 - OTHER ASSETS

Other assets consists of patents, the purchase of Kristi and Co, Inc for $100,000, design and artwork and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

The Company obtained a loan on February 20, 2000 to assist in the purchase of Nutek Oil, Inc. The loan accrued interest at 7 1/2% per year through September 30, 2001 and is accruing interest at 10% per year from October 1, 2001 on. The balance on this loan at December 31, 2001 is $464,268 and $390,060 as of March 31, 2002.

The Company obtained a loan from Orange Printing on February 12,
2001. The note carries an interest rate of 8% per year and had a balance at December 31, 2001 of $7,501 and $0 as of March 31, 2002.

The Company obtained a loan from Gertrude Madich in the amount of $40,000, bearing an interest rate of 10% per year on November 13, 2001. There have been interest payments made in the amount of $344.11 on this note as of March 31, 2002. This note is due December 31, 2006.

The Company obtained a loan from Theressa Lindert in the amount of $20,000, bearing an interest rate of 10% per year on November 16, 2001. There have been interest payments made in the amount of $197.26 on this note as of March 31, 2002. This note is due December 31, 2006.

The Company obtained a loan from Gertrude Madich in the amount of $10,000, bearing an interest rate of 10% per year on December 11, 2001. There have been interest payments made in the amount of $86.03 on this note as of March 31, 2002. This note is due December 31, 2006.

The Company obtained a loan from Venture Resource Consulting in the amount of $87,400, bearing an interest rate of 12% per year on February 14, 2002. There have been no payments made on this note as of March 31, 2002. This note is due August 13, 2002.

The Company obtained a credit line from Black Mountain Bank in January 2002. The credit line carries an interest rate of 7% per year. There have been interest payments made in the amount of $1,300.94 on this line as of March 31, 2002. The balance on this line as of March 31, 2002 is $274,000.

All other notes payable are non-interest bearing. Interest on notes payable, which are non-interest bearing, have been imputed at the rate of 9% per annum.

NOTE 7 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $5,057,677. The carry forwards start expiring in 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore Company recognized no income tax benefit from the losses generated during the year ended December 31, 2000. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

          Deferred tax asset
          Net operating loss carry forwards	$	5,057,677
          Valuation allowance		               (5,057,677)
                   Net deferred tax asset		      -


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

After numerous delays by the inventor of the Electrostatic Light Switch patent number 5833350 to provide Nutek the information, continuation patents and schematics which Nutek purchased, Nutek acquired world wide rights to a significantly enhanced patent and returned the rights to Electro Static Solutions LLC for patent number 5833350. Electro Static Solutions and its members are now involved in litigation with Nutek for the return of $150,000 in cash and $180,000 in Nutek stock paid to Electro Static Solutions. Electro Static Solutions is claiming the balance of the purchase price. The Company is very confident that the company will prevail in this litigation.

Computers

The Company initiated a 36 month lease on March 9, 2000.
The payments are for $704 per month. The balance on this lease at December 31, 2001 was $10,553 and $7,458 as of March 31, 2002.


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

Datascension, Inc. was acquired on July 2, 2001 for $2,200,000 of Nutek, Inc's restricted common stock in exchange for the outstanding common stock of Datascension, Inc. There were 27,500,000 shares issued. Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. Datascension, Inc. is a premiere data solutions company representing unique expertise in collection, storage, processing and interpretation of data.

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

NOTE 14 - SUBSEQUENT EVENTS

The company sold the print shop for $41,000 including principal and interest on April 16, 2002. The sale consisted of a $5,000 down payment and the company carrying a two-year note receivable in the amount of $33,500, bearing interest at 7.00%. There will be monthly payments of principal and interest of $1,500, with the note maturing on April 1, 2004.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The following is a discussion of certain factors affecting
Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.

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

The Company's websites can be found at: www.nutk.com;
www.tekplate.com and www.datascension.com

(i) Short-term Objectives:

 - Continue the expansion of Datascension.
 - Expand Datascension to have International operations.
 - Continue market penetration and consumer awareness of the Tekplate product
 - Make acquisitions of strategic competitors.
 - Develop strategic Joint Venture relationships.

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

1) During the First Quarter ended March 31, 2002 the Company had a net profit of $147,777 from operations against revenues of $1,461,142 as compared to a net loss from operations of $66,511 against revenues of $315,856 for the same quarter last year. The Company has increased its selling, general and administration costs from $258,152 for the same period last year to $493,628 for the First Quarter this year. Depreciation costs for the First Quarter this year were $56,893 as compared to $40,699 for the same period last year.

As of March 31, 2002, the Company has seventy two million two hundred and forty two thousand five hundred and thirty-five
(72,242,535) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately five hundred
and sixteen (516) shareholders of record.   The Company also has
five hundred and eight thousand five hundred (508,500) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of March 31, 2002. All Series B Preferred shares which have been issued were issued for cash at $1.00 a share.
Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.
The Company also has five hundred and ninety-six thousand four hundred and eight (596,408) shares of its $0.001 par value Preferred Stock Series A issued and outstanding, as of March 31, 2002.

2) Results of Operations

For the First Quarter, ended March 31, 2002, the Company has generated $1,461,142 in revenues and generated a profit of $147,777 for the same period. This compares to revenues of $315,856 and a loss of $66,511 for the same period last year. The Company has increased its working capital position by $494,465 from a positive $675,726 at December 31, 2001 to a positive $1,170,191 on March 31, 2002.

The majority of the Company's expenses for the quarter included selling, general administrative costs. Additionally, there were non-recurring costs for the 2001 year end 10K audit fees of $37,303 included in this first quarters expenses.

3) Liquidity and Capital Resources

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

The Company currently has two hundred and ninety-four (294) employees of which six (6) are Officers of the Company. As the Company continues to grow and develop its product lines it will need to add employees.

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

The Company is currently involved in the following litigation :

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

None

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

Date: April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Cipra Donmnitz
-----------------------------------
Cipra Domnitz, CFO and Corporate Secretary
Date:  April 30, 2002

EX-27.2
FINANCIAL DATA SCHEDULE






<ARTICLE> 5
<LEGEND>
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET, THE STATEMENT OF OPERATIONS, AND THE STATEMENT OF CASH FLOWS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
FINANCIAL STATEMENTS.
</LEGEND>
<MULTIPLIER> 1

<PERIOD-TYPE>                   		3-MOS
<FISCAL-YEAR-END>                          DEC-31-2002
<PERIOD-START>                             JAN-01-2002
<PERIOD-END>                               MAR-31-2002
<CASH>                                          54,451
<SECURITIES>                                    72,000
<RECEIVABLES>                                1,148,277
<ALLOWANCES>                                         0
<INVENTORY>                                    193,265
<CURRENT-ASSETS>                             1,672,616
<PP&E>                                       3,041,214
<DEPRECIATION>                                  56,893
<TOTAL-ASSETS>                               7,125,595
<CURRENT-LIABILITIES>                          502,425
<BONDS>                                              0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                      1,105
<COMMON>                                        72,243
<OTHER-SE>                                   5,304,841
<TOTAL-LIABILITY-AND-EQUITY>                 7,125,595
<SALES>                                      1,461,142
<TOTAL-REVENUES>                             1,461,142
<CGS>                                          769,196
<TOTAL-COSTS>                                1,321,478
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION>                                     0
<INTEREST-EXPENSE>                              12,289
<INCOME-PRETAX>                                147,777
<INCOME-TAX>                                         0
<INCOME-CONTINUING>                            147,777
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                            0
<NET-INCOME>                                   147,777
<EPS-PRIMARY>                                    0.002
<EPS-DILUTED>                                    0.002