Form 10QSB
period 2002-06-30
NUTEK INC
filed 2002-08-01
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002
-----------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 85,759,775 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2002. The Registrant has 596,408 shares of Preferred Stock Series A issued and outstanding and 508,500 shares of Preferred Stock Series B issued and outstanding as of June 30, 2002.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-15

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   17

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    27

Item 2.   Changes in Securities and Use of Proceeds............    27

Item 3.   Defaults upon Senior Securities......................    27

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    27

Item 5.   Other Information.....................................   27

Item 6.   Exhibits and Reports on Form 8-K......................   29

Signatures......................................................   31

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2002, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  December 31, 2001 and June 30, 2002


ASSETS

                                               June 30      December 31
                                                  2002         2001
CURRENT ASSETS

Cash                                          12,849.00       60,610.00
Accounts Receivable                        1,380,939.00      681,042.00
Note Receivable	                           750,000.00            0.00
Other Current Assets                         342,913.00      413,815.00
                                             ----------       ---------
Total Current Assets                       2,486,701.00    1,155,467.00

PROPERTY AND EQUIPMENT
Property and Equipment
   (net of depreciation)                   2,922,197.00    2,994,776.00
                                           ------------    ------------
Total Property and Equipment               2,922,197.00    2,994,776.00

OTHER ASSETS
Patent Rights Acquired
    (net of amortization)                    540,012.00      561,262.00
Goodwill				   1,692,782.00    1,462,782.00
Other Assets   			             337,655.00      433,166.00
                                           ------------    ------------
Total Other Assets                         2,570,449.00    2,457,210.00
                                           ------------    ------------
TOTAL ASSETS                               7,979,347.00    6,607,453.00
                                           ============    ============

         See accompanying notes to financial statements

                            Nutek, Inc.
                           CONSOLIDATED
                           BALANCE SHEET
                               AS OF
              December 31, 2001 and June 30, 2002

LIABILITIES & EQUITY

                                               June 30      December 31
                                                2002            2001

CURRENT LIABILITIES

Accounts Payable                             167,556.00      233,270.00
Accrued Expenses                             205,772.00      105,867.00
Other Current Liabilities                    308,262.00      140,605.00
                                           ------------     -----------
Total Current Liabilities                    681,590.00      479,742.00

OTHER LIABILITIES
Long Term Notes Payable                      919,809.00      636,767.00
Bonds Payable                                170,411.00      170,411.00
                                           ------------    ------------
Total Other Liabilities                    1,090,220.00      807,178.00
                                           ------------    ------------
TOTAL LIABILITIES                          1,771,810.00    1,286,920.00


EQUITY

Common Stock                                  85,760.00       71,392.00

Common Stock, $0.001 par value,
authorized 200,000,000; 85,759,775
common shares issued and outstanding
at June 30, 2002; 71,392,535 common
shares issued and outstanding at
December 31, 2001


Additional Paid in Capital                11,183,511.00   10,505,593.00

Preferred Stock                                1,105.00        1,390.00
Preferred Stock, $.001 par value,
20,000,000 shares authorized; 508,500
Series B shares issued and outstanding
as of June 30, 2002 and 793,500
shares as of December 31, 2001; 596,408
Series A shares issued and outstanding
as of June 30, 2002 and 596,408 shares
as of December 31, 2001.

Subscription Receivable	                    (140,000.00)          (0.00)
Treasury Stock                               (55,388.00)     (52,388.00)
Retained (Deficit)                        (4,867,451.00)  (5,205,454.00)
                                           ------------    ------------
Total Stockholders' Equity                 6,207,537.00    5,320,533.00
                                           ------------    ------------
TOTAL LIABILITIES AND OWNERS EQUITY        7,979,347.00    6,607,453.00
                                           ============    ============


            See accompanying notes to financial statements

                               Nutek, Inc.
                              CONSOLIDATED
                          STATEMENT OF OPERATIONS
                            FOR 6 MONTHS ENDED
                   June 30, 2001 and June 30, 2002




STATEMENT OF OPERATIONS

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                         FOR 3 AND 6 MONTHS ENDED
                       June 30, 2001 and June 30, 2002


                                  Unaudited                        Audited
                                  ---------                        --------
                      Three months ended   Six months ended         Jan 1
                           June 30               June 30             2001,
                                                                   to Dec.31
                           2002      2001      2002      2001        2001
                          -------   ------   -------    ------     ----------

Revenues                1,605,037   296,700  3,066,179   612,556  2,915,548

COSTS AND EXPENSES
Cost of Goods Sold        568,748   164,541  1,337,945   225,925  1,089,836
                          -------   -------    -------   -------  ---------
GROSS PROFIT            1,036,289   132,159  1,728,234   386,631  1,825,712

Selling, General and
  Administrative          736,193    92,979  1,229,821   351,131  1,811,638
Depreciation Expense	   48,559    31,298    105,452    71,997    178,726
Amortization Expense       21,101    20,615     22,862    38,247     38,651
Interest Expense           16,478    10,500     28,767    15,000     87,878
                        ---------   -------    -------    ------    -------

Total Costs and Expenses  822,331   155,392  1,386,902   476,375  2,116,893
                        ---------   -------    -------    ------    -------

Net Ordinary Income or
(Loss) before taxes       213,958   (23,233)   341,332   (89,744)  (291,181)

Other Income/Expense       14,953    (2,388)    35,355    (2,388)    20,378

Income Tax Expense             0          0          0         0          0

Net Income or (Loss)      228,911   (25,621)   376,687   (92,132)  (270,803)
                         ========   =======   ========   =======    =======

Basic weighted average
number of common
shares outstanding     79,223,967 49,440,000 75,541,211 49,440,000 59,140,808

Diluted weighted average
number of common
shares outstanding  139,373,267 50,233,500 135,690,511 50,233,500 119,290,108

Basic Net Income (Loss)
   Per Share                0.003   (0.001)     0.005    (0.002)   (0.005)

Diluted Net Income (Loss)
   Per Share                0.002   (0.001)     0.003    (0.002)   (0.002)





           See accompanying notes to financial statements

                           Nutek, Inc.
                          CONSOLIDATED
                      STATEMENT OF CASH FLOWS
                         FOR 6 MONTHS ENDED
                June 30, 2001 and June 30, 2002

STATEMENT OF CASH FLOWS

                                           Jan 1, 2002     Jan 1, 2001
                                           to June 30,     to June 30,
                                              2002             2001
                                           -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit(loss) from operations      	  376,687.00            (92,132.00)

Adjustments to reconcile net income
  to net cash provided

Non-cash transactions
Services Received for stock        	        0.00            384,500.00
Depreciation Expense               	  105,452.00             71,997.00
Amortization Expense                       22,862.00             38,247.00
(Increase)/Decrease in notes receivable    (2,383.00)                 0.00
(Increase)/Decrease in accounts receivable(733,553.00)           (9,589.00)
(Increase)/Decrease in inventory          (101,900.00)           32,194.00
(Gain) / Loss on Disposition of Equipment     715.00                  0.00
(Increase)/Decrease in Deposits              (390.00)                 0.00
Increase/(Decrease) in Accounts Payable  (108,780.00)            50,125.00
(Increase) in prepaid expenses, current       500.00               (138.00)
(Increase) in prepaid expenses, L/T             0.00           (170,000.00)
Increase/(decrease) in accrued expenses   100,254.00                  0.00
					  ----------	        ----------
Net cash provided by operating activities(340,536.00)           305,204.00

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) / Sale of Equipment            (35,138.00)             50,000.00
(Increase)/Decrease in Other Assets        (7,010.00)            (48,231.00)
Net increase/decrease in other assets      (7,500.00)            234,835.00

Net cash used by investing activities     (49,648.00)            136,604.00

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock                 (32,127.00)           122,693.00
Write off Assets                                0.00           (265,954.00)
Prior Period Adjustment		                0.00            (26,038.00)
Increase/(Decrease) in Short Term
Loans Receivable                          (37,500.00)                 0.00
Increase/(Decrease) in Short Term
Loans Payable			          167,658.00                  0.00
Increase/(Decrease) in Long Term
Loans Payable                             247,392.00            (26,004.00)
Increase/(Decrease) in Treasury Stock      (3,000.00)                 0.00
Increase/(Decrease) in Royalty Investments      0.00            (10,000.00)

Net cash provided by financing activities 342,423.00           (205,303.00)

Balance at beginning of period             60,610.00             48,071.00
Net increase (decrease) in cash           (47,761.00)           236,505.00
Balance as at end of period                12,849.00            284,576.00



              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                As of June 30, 2002

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

Nutek determined at the end of Fiscal 2000 to return Elite Fitness Systems Inc. to Mr. Helvenston in exchange for the 125,000 shares of Nutek Restricted Stock that were originally issued for the purchase of this corporation. Accordingly, Elite Fitness Systems, Inc.s results of operations, assets, liabilities and other financial activities are not included in Nutek's Consolidated Statements for the year ended 2001.

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

On May 13, 2002, Nutek, Inc. acquired Sin Fronteras, Inc., a Costa Rica company for $980,000 in exchange for 13,517,241 shares of Nutek common stock. This acquisitions intent is to complement Datascensions, Inc.s business line. Sin Fronteras, Inc. is a data solutions and market research company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Companys policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

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

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Nutek Inc., and its different business segments, SRC
International, Inc., Datascension, Inc., Century Clocks, Kristi
& Co., and Nutek Oil, Inc. All significant inter-company balances and transactions have been eliminated.

Inventory Valuation

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

SOP 98-5

The Company has adopted SOP 98-5, which treats the remaining portion of organizational costs as an expense. Start-up costs and reorganization costs were expensed when SOP 98-5 was adopted.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001. 508,500 shares have been issued as Series B shares for cash at $1.00 a share and 596,408 shares have been issued as Series A shares.

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

Fixed Assets

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

                     Computer Equipment	       5 Years
                     Drilling Equipment	      20 Years
                     Factory Equipment	       7 Years
                     Furniture & Fixtures      7 Years
                     Office Equipment	       5 Years
                     Equipment and Machinery  20 Years
                     Molds and Tooling	      20 Years

Depreciation expense was $178,726 and $105,452 for the year ended
December 31, 2001 and the six months ended June 30, 2002, respectively.

Goodwill and Intangible Assets

Under guidance of SFAS 142, Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.
The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. Of the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting units goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

Identifiable intangibles, with the exception of patents, are amortized over five years. All patents are amortized over 17 years. The amount of amortization recorded for the year ended 2001 and the six months ended June 30, 2002 was $38,651 and $22,862, respectively.

The Company has adopted SFAS 142. Under its guidance, Management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of June 30, 2002. Additionally, the asset is being amortized and will be tested for impairment at least annually, in accordance with SFAS 142.

As of May 13, 2002, the Company expanded its operations by acquiring a data processing center in Costa Rica that is currently fully operational in exchange for 13,517,241 shares of its common stock.
As a result of this transaction, the Company recognized $230,000 of goodwill in its books. This asset will not be amortized and will be tested for impairment at least annually, in accordance with SFAS 142.

Earnings Per Share Calculations

Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 75,541,211 and 49,440,000 for the period ended June 30, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighed-average number of common shares outstanding for computing diluted EPS was 135,690,511 and 50,233,500 for the period ended June 30, 2002 and 2001, respectively.

Income Taxes

The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109, as discussed in Note 7.

Advertising

Advertising costs are expensed when incurred. Advertising expense for the three months ended June 30, 2002 and December 31, 2001 was $3,239 and $35,230, respectively.

Depletion

Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

Research and Development

The Company expenses its research and development in the periods incurred.


NOTE 3  SUMMARY OF NON-CASH TRANSACTIONS

Assets and leases of the Clipper Operating Company were acquired on February 23, 2000 with 2,064,348 shares of Nutek stock at the current market price of $0.31 representing $639,948. A note for $639,948 was issued for the balance of the purchase price. The note balance as of June 30, 2002 is $390,060.

Kristi and Co. was acquired on January 6, 2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co. at the current market price of $0.20, and a note for $50,000 with annual interest of 7% was issued for the balance of the purchase price, payable within 18 months. The note balance as of June 30, 2002 is $10,000.

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

Sin Fronteras, Inc., a Costa Rica company, was acquired on May 13,
2002 for 13,517,241 shares of Nuteks common stock in exchange for the outstanding common stock of Sin Fronteras, Inc. at the fair market value of the average closing bid price of Nuteks stock for the five trading days prior to May 13, 2002 at the price of $0.0725. This acquisition entitled Nutek, Inc. to assume $750,000 of note receivables due to Sin Fronteras, Inc. No other assets or liabilities were assumed.


NOTE 4  RECLASSIFICATIONS

Certain reclassifications have been made to the June 30, 2001 amounts to conform with the June 30, 2002 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to reverse stock for asset transactions made in 2001 in the amount of $108,850.


NOTE 5  STOCKHOLDERS EQUITY

The Articles of Incorporation were amended by deleting the existing
ARTICLE IV and replacing it in its entirety with the following amendments:

          "ARTICLE 4: Authorized Shares: The aggregate number of shares which the corporation shall have authority to issue shall consist of two hundred million (200,000,000) shares of Common Stock having a $.001 par value, and twenty million (20,000,000) shares of Preferred
Stock having a $.001 par value. The Common and/or Preferred Stock of the Company may be issued from time to time without prior approval by the stockholders. The Common and/or Preferred Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such shares of Common and/or Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions."

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

During 2001, the Company issued 2,487,220 shares to various consultants

There were 3,000,000 shares canceled for stock that was given to an employee and subsequently canceled upon that employee leaving the Company. An additional 200,000 shares were canceled during 2001, which were originally given as the collateral when the Company bought the print shop and a further 125,000 shares were canceled which had been previously issued to Mr. Helvenston for the purchase of Elite Fitness.

August 1999, the Company issued 1,000,000 shares of stock, valued at $180,000 in exchange for 5,000 shares, representing one-third ownership of Electrostatic Solutions, Inc.. On April 1, 2002, the Company recalled the 1,000,000 shares of its common stock for the purchase of one-third ownership interest in Electrostatic Solutions, Inc., due to patents litigation. This transaction resulted in a reduction of additional paid-in capital by $180,000.

The Company reduced the Series B Preferred stock by 285,000 shares from 793,500 to 508,500 shares as 285,000 Series B Preferred had been converted to common stock.

The Company issued 650,000 shares of restricted stock, at par value to "an individual" in final settlement of the slip and fall lawsuit in Texas. This was a confidential out of court settlement. An additional 200,000 shares of restricted stock were issued for the settlement of this lawsuit for a third party involved in the lawsuit. The "employee responsible paid the Company" $10,000.00 for the 200,000 shares of restricted stock that were issued for this third party.


NOTE 6 - OTHER ASSETS

Other assets consist of patents, the purchase of Kristi and Co, Inc for $100,000, design and artwork, goodwill and website development for software and coding. These assets were valued at the existing market value of Nutek stock at the time of purchase, when stock was used to purchase the asset.


NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

The Company obtained a loan on February 20, 2000 to assist in the purchase of Nutek Oil, Inc. The loan accrued interest at 7.5% per year through September 30, 2001 and is accruing interest at 10% per year from October 1, 2001 on. The balance on this loan at December 31, 2001 is $464,268 and $382,601 as of June 30, 2002.

The Company obtained a loan from Gertrude Madich in the amount of $40,000, bearing an interest rate of 10% per year on November 13, 2001. There have been interest payments made in the amount of $1,000 on this note as of June 30, 2002. This note is due December 31, 2006.

The Company obtained a loan from Theressa Lindert in the amount of $20,000, bearing an interest rate of 10% per year on November 16, 2001. There have been interest payments made in the amount $697 on this note as of June 30, 2002. This note is due December 31, 2006.

The Company obtained a loan from Gertrude Madich in the amount of $10,000, bearing an interest rate of 10% per year on December 11, 2001. There have been interest payments made in the amount of $680 on this note as of June 30, 2002. This note is due December 31, 2006.

The Company obtained a loan from Venture Resource Consulting in the amount of $87,400, bearing an interest rate of 12% per year on February 14, 2002. There have been interest payments made in the amount of $1,852 on this note as of June 30, 2002. This note is due August 13, 2002.

The Company obtained a credit line from Black Mountain Bank in January 2002. The credit line carries an interest rate of 7% per year. There have been interest payments made in the amount of $5,193 on this line as of June 30, 2002. The balance on this line as of June 30, 2002 is $373,800.

The Company has a note payable to GE Capital for an equipment acquisition, for $36,5000, bearing an annual interest rate of 17.6%, due December 1, 2005, with monthly payments of $1,064, including interest. The carrying balance on this note as of June 30, 2002 is $30,908.

All other notes payable are non-interest bearing. Interest on notes payable, which are non-interest bearing, have been imputed at the rate of 9% per annum.


NOTE 8 - INCOME TAXES

Nutek, Inc. and its business segments available net operating loss carry forwards to offset future federal taxable income of approximately $5,205,453. The carry forwards start expiring in 2004. The Company has deemed it less than likely that this benefit will be utilized. Therefore, the Company recognized no income tax benefit from the losses generated during the years ended December 31, 2000 and 2001. The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

  Deferred tax asset
          Net operating loss carry forwards	$	5,205,453
          Valuation allowance		               (5,205,453)
                   Net deferred tax asset		     -


NOTE 9 - CONTINGENCIES AND COMMITMENTS

Handi-Plate Royalty

As part of acquiring the patents for this product, Nutek Inc. agreed to provide the inventor a 2.5% royalty interest on the gross sales of this product.

After numerous delays by the tooling manufacturer to provide Nutek the final finished product in order to fulfill orders received, Nutek lost over $5 million in sales of this product. In December 2000, the Company prepared a lawsuit, which it has served on Advance plastics, et al, of San Diego, California claiming more than $5 million in damages. These revenues had made up a significant part of Nutek's growth strategy for 2000 and were a significant setback to meeting the sales objectives for the year.

The company has determined it is in the best interests of the shareholders to not pursue further legal action against Advanced Plastics of San Diego since Advanced Plastics has agreed to return the Handi-Plate mold to the company.

Clock royalty

As part of the acquisition of Century Clocks SA clock molds, a 7.5% royalty interest was given. The royalty owners advanced $55,000 to Nutek, Inc. Murray Conradie had the option of converting the loan which he made to Nutek Inc. in the amount of $57,000 to a royalty interest and becoming a participant in the 7.5% royalty interest. During 2001, the note was canceled and converted to the preferred stock.

Subscriptions Receivable

The Company has received common stock subscriptions in the amount of $100,000. The Company reported this as part of shareholder's equity. The Company received the payment for the subscriptions in the first quarter 2000.

Litigation

A lawsuit was initiated by the Company to recover 1,000,000 shares of its common stock, which was issued to an individual for services. The services were never received. Nutek successfully resolved this case in November 2000 before going to trial.

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

After numerous delays by the inventor of the Electrostatic Light Switch patent number 5833350 to provide Nutek the information, continuation patents and schematics, which Nutek purchased, Nutek acquired world-wide rights to a significantly enhanced patent and returned the rights to Electro Static Solutions LLC for patent number 5833350. Electro Static Solutions and its members are now involved in litigation with Nutek for the return of $150,000.00 in cash and $180,000.00 in Nutek stock paid to Electro Static Solutions. Electro Static Solutions is claiming the balance of the purchase price. The Company is very confident that the company will prevail in this litigation.

NOTE 10 - ACQUISITIONS

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

Patent rights for an electro static light switch were acquired August 27, 1999 for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of Restricted Common Stock valued at $.30 per share. Another $150,000 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. After numerous delays by the inventor of the Electrostatic Light Switch patent number 5833350 to provide Nutek the information, continuation patents and schematics which Nutek purchased, Nutek acquired world-wide rights to a significantly enhanced patent and returned the rights to Electro Static Solutions LLC for patent number 5833350.

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

Datascensions, Inc. was acquired on July 2, 2001 for $2,200,000 of Nutek, Inc.s restricted common stock in exchange for the outstanding common stock of Datascensions, Inc. There were 27,500,000 shares issued. Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. Datascensions, Inc. is a premiere data solutions company representing unique expertise in collection, storage, processing and interpretation of data.

Sin Fronteras, Inc., a Costa Rica company, was acquired on May 13, 2002 for 13,517,241 shares of Nutek's common stock in exchange for the outstanding common stock of Sin Fronteras, Inc. at the fair market value of the average trading price of Nuteks stock for the five trading days prior to May 13, 2002 at the price of $0.0725. This acquisition entitled Nutek, Inc. to assume $750,000 of notes receivable due to Sin Fronteras, Inc. No other assets or liabilities were assumed.


NOTE 11 - RELATED PARTY TRANSACTIONS

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


NOTE 12 WARRANTS AND OPTIONS

The Company does not currently have any stock options issued. The company has adopted FASB 123 and will account for stock issued for services and stock options under the fair value method.


NOTE 13  SEGMENT INFORMATION

The Company has adopted FASB 131. The adoption of FASB 131 did not affect results of the companys statement of operations or financial position, but did affect the disclosure of segment information. The Company operates within two segments, retail sales and exploration and production of oil and gas. Retail sales includes Kristi and Co., SuperGlide, Electrostatic light switch, Tekplate, and Century Clocks.


NOTE 14  PRIOR PERIOD ADJUSTMENT

Prior management owned a company called Vac-U-Lift Production Company Inc., which went bankrupt and was closed down. Management had formed a partnership called the Vac-U-Lift partnership, which was formed to drill a single oil well. This was previously reported on the books as "Drilling equipment" for $260,604. This amount was removed, along with a $97,173 adjustment for inventory of Kristi & Co., reported on the prior financial statements.

For the period ended June 30, 2002 the Company recorded a prior period adjustment of $38,685 due to an error in expensing inventory that should have been capitalized.


NOTE 15 RECENT PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board released SFAS
142 which is to be applied starting with fiscal years beginning after December 31, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently, the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.

In August 2001, the Financial Accounting Standards Board released
SFAS 143 which is to be applied starting with fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for asset retirement obligations. Currently, the Company has no obligations associated with the retirement of tangible long-lived assets; therefore, this standard has no effect on the financial statements when adopted.

In October 2001, the Financial Accounting Standards Board released SFAS 144 which is to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. Currently, the Company has no long-lived assets; therefore, this standard has no effect on the financial statements when adopted.



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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrants present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Such factors include, among other things, the uncertainty as to the Registrants future profitability; the uncertainty as to the demand for Registrants services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

1) Plan of Operation

The Company is engaged in multiple business activities, which currently include:

(A) Datascension Inc., which conducts telephone market research and provides data entry services for third parties;
(B) Nutek Oil Inc, which owns the rights to oil leases in Texas;
(C) Kristi & Co., Inc., which designs, manufactures and sells woman's resort wear clothing;
(D) Century Clocks Inc., which produces plastic wall clocks;
(E) SRC International Inc., which produces plastic coverings for metal rails;
(F) Other consumer/industrial products which include: a patented safety product that replaces standard light switch cover plates that automaticall provide illumination in the event of a power failure; and a patented plastic buffet plate that allows the user to hold both a plate and cup in one hand.

The Companys websites can be found at: www.nutk.com; www.tekplate.com and www.datascension.com

(i) Short-term Objectives:

 - Continue the expansion of Datascension.
 - Expand Datascensions international operations further.
 - Continue market penetration and consumer awareness of the Tekplate product
 - Make acquisitions of strategic competitors.
 - Develop strategic Joint Venture relationships.

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

There is a planned sale of significant equipment and assets to include, Kristi & Co., Inc, Century Clocks Inc., and SRC International Inc. The company anticipates a significant capital infusion into the company from the sale of these assets, which will provide additional capital for the purchase of Tekplate inventory and the expansion of Datascension into the International markets. Excluding any potential acquisition, the Company's work force is expected to increase at a rate equal to actual increases of our business operations.

1) During the Second Quarter ended June 30, 2002 the Company had a net profit of $228,911 from operations against revenues of $1,605,037 as compared to a net loss from operations of $25,621 against revenues of $296,700 for the same quarter last year. The Company has increased its selling, general and administration costs from $92,979 for the same period last year to $736,191 for the Second Quarter this year. Depreciation costs for the Second Quarter this year were $48,559 as compared to $31,298 for the same period last year.

As of June 30, 2002, the Company has eighty-five million seven hundred fifty-nine thousand seven hundred seventy five (85,759,775) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately five hundred and sixteen (516) shareholders
of record.   The Company also has five hundred and eight thousand five
hundred (508,500) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of June 30, 2002. All Series B Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option. The Company also has five hundred and ninety-six thousand four hundred and eight (596,408) shares of its $0.001 par value Preferred Stock Series A issued and outstanding, as of June 30, 2002.

2) Results of Operations

For the Second Quarter, ended June 30, 2002, the Company has generated $1,605,037 in revenues and generated a profit of $228,911 for the same period. This compares to revenues of $296,700 and a loss of $25,621 for the same period last year. The Company has increased its working capital position by $634,919 from a positive $1,170,191 at March 31, 2002 to a positive $1,805,110 on June 30, 2002.

The majority of the Company's expenses for the quarter included selling, general administrative costs.

3) Liquidity and Capital Resources

Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling Nutek to meet its obligations and commitments as they become payable. Historically, Nutek has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, and loans from private investors. Currently, Mr. Conradie and Mr. Kincer have both provided significant personal collateral to the Companys bankers in return for a substantial line of credit and the commitment to fund purchase orders for the Tekplate product from major wholesalers.

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

As of June 30, 2002, the Company had four hundred and forty-one (441) employees of which eight (8) are Officers of the Company. As the Company continues to grow and develop its product lines it will need to add employees.

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

Diluted EPS is calculated to show, on a pro forma basis, per share earnings for the period available to common shareholders assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and which would either dilute or not affect basic EPS.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

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

The Company is currently involved in the following litigation:

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

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K


EX-99.1

CONSOLIDATED PRO FORMA


EXHIBIT 99.1


                                   Nutek, Inc.

                             CONSOLIDATED PRO FORMA

                              FINANCIAL STATEMENTS
                             for the period ending

                                 March 31, 2002


                                TABLE OF CONTENTS
                                -----------------

                                                                       PAGE

BALANCE SHEET........................................................... 1-2

STATEMENT OF OPERATIONS   ...........................................     3

NOTES TO FINANCIAL STATEMENTS..........................................   4

NUTEK, INC.
1110 MARY CREST ROAD
HENDERSON, NV 89014


The following financial statements set forth summary pro forma financial data of the Company. The Company has prepared pro forma balance sheets and statements of operations for the periods ending March 31, 2002. The pro forma financial statements are based on historical financial statements of Nutek, Inc., and Datascension, Inc. adjusted to give effect to the combination resulting from the purchase agreement of Datascension, Inc. in April of 2002. The pro forma balance sheet has been prepared based on the assumption that the transactions occurred on January 1, 2001. The pro forma statements of operation are based on the assumption that the transaction occurred on January 1, 2002.

                               Nutek, Inc.
                         CONSOLIDATED PRO FORMA
                             BALANCE SHEET
                                  AS AT
                             March 31, 2002


BALANCE SHEET - ASSETS


                        Proforma     Proforma     Proforma    Proforma
                        Nutek, Inc.Sin Fronteras Adjustments  Combined

ASSETS
CURRENT ASSETS
Cash                     54,450        0.00      0.00       54,450
Marketable Securities    72,000        0.00      0.00       72,000
Accounts Receivable
    (Net of Reserves) 1,148,227        0.00      0.00    1,148,227
Notes Receivable         25,865     750,000      0.00      775,865
Accrued Income           11,200        0.00      0.00       11,200
Inventory               193,265        0.00      0.00      193,265
Prepaid Expenses        167,609        0.00      0.00      167,609
                      ---------------------------------------------
Total Current Assets  1,672,616     750,000      0.00    2,422,616

PLANT AND EQUIPMENT
Plant and Equipment
(less Depreciation)  2,984,321         0.00      0.00    2,984,321
                      ---------------------------------------------
Total Plant and
  Equipment          2,984,321         0.00      0.00    2,984,321

OTHER ASSETS
Deposits                 22,652        0.00      0.00       22,652
Patent Rights Acquired
(net of amortization)   560,266        0.00      0.00      560,266
Web Sites
(net of amortization)    12,154        0.00      0.00       12,154
Packaging Design
(net of amortization)    70,864        0.00      0.00       70,864
Other Assets
(net of amortization)   151,940        0.00      0.00      151,940
Investments             188,000        0.00      0.00      188,000
Goodwill              1,462,782        0.00      0.00    1,462,782
              -----------------------------------------------------
Total Other Assets    2,468,658        0.00      0.00    2,468,658

TOTAL ASSETS          4,902,222     750,000      0.00    5,652,222
                     ==============================================



            See accompanying notes to financial statements

                                  Nutek, Inc.
                           CONSOLIDATED PRO FORMA
                                BALANCE SHEET
                                    AS AT
                               March 31, 2002


BALANCE SHEET - LIABILITIES & EQUITY

                        Proforma     Proforma     Proforma    Proforma
                        Nutek, Inc.Sin Fronteras Adjustments Combined

LIABILITIES & EQUITY

Current Liabilities
Accounts Payable         171,027       0.00      0.00        171,027
Accrued Expenses         263,572       0.00      0.00        263,572

Short Term Notes Payable  67,826       0.00      0.00         67,826

     ---------------------------------------------------------------
Total
Current Liabilities      502,425       0.00      0.00        502,425

Long Term Liabilities  1,244,981       0.00      0.00      1,244,981

Total Liabilities      1,747,406       0.00      0.00      1,747,406

EQUITY
Capital Stock             72,243        750      0.00         72,993
Additional Paid
  in Capital          10,414,906    749,250      0.00     11,164,156
Preferred Stock            1,105       0.00      0.00          1,105
Treasury Stock           (52,388)      0.00      0.00        (52,388)
Retained Earnings
    or (Deficit)      (5,057,677)      0.00      0.00     (5,057,677)
---------------------------------------------------------------------
Total Stockholders'
    Equity             5,378,189    750,000      0.00      6,128,189
TOTAL LIABILITIES &
   OWNER'S EQUITY      7,125,595    750,000      0.00      7,875,595
                       ==============================================


              See accompanying notes to financial statements

                                  Nutek, Inc.
                            CONSOLIDATED PRO FORMA
                            STATEMENT OF OPERATIONS
                        For Year Ended March 31, 2002


STATEMENT OF OPERATIONS

                        Proforma     Proforma     Proforma    Proforma
                        Nutek, Inc.Sin Fronteras Adjustments Combined

REVENUE
Net Sales              1,461,142       0.00      0.00      1,461,142

COSTS AND EXPENSES

Cost of Sales            769,196       0.00      0.00        769,196
Selling, General and
    Administrative       493,628       0.00      0.00        493,628
Depreciation Expense      56,893       0.00      0.00         56,893
Interest Expense          12,289       0.00      0.00         12,289
Amortization of
   Intangible Assets       1,761       0.00      0.00          1,761
--------------------------------------------------------------------
Total Cost & Expenses  1,333,767       0.00      0.00      1,333,767
--------------------------------------------------------------------

Other Income (Expense)    20,402       0.00      0.00         20,402

Net Income or (Loss) before
   Income Taxes          147,777      0.00      0.00         147,777


                    See accompanying notes to financial statements

                                   Nutek, Inc.

                NOTES TO CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

NOTE 1 - PRO FORMA FINANCIAL STATEMENTS

The following financial statements set forth summary pro forma financial data of the Company. The Company has prepared pro forma balance sheets and statements of operations for the periods ending March 31, 2002. The pro forma financial statements are based on historical financial statements of Nutek, Inc., and Sin Fronteras Inc. adjusted to give effect to the combination resulting from the purchase agreement of April of 2002, under the following assumptions. The pro forma balance sheet has been prepared based on the assumption that the transactions occurred on January 1, 2002. The pro forma statements of operation are based on the assumption that the transaction occurred on January 1, 2002. There were no adjustments made to arrive at the combined company.

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

Date: July 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith
CFO and Corporate Secretary

Date:  July 31, 2002

EX-27.2
FINANCIAL DATA SCHEDULE





<ARTICLE> 5
<LEGEND>
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET, THE STATEMENT OF OPERATIONS, AND THE STATEMENT OF CASH FLOWS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
</LEGEND>
<MULTIPLIER> 1

<PERIOD-TYPE>                                 3-MOS
<FISCAL-YEAR-END>                          DEC-31-2002
<PERIOD-START>                             APR-01-2002
<PERIOD-END>                               JUN-30-2002
<CASH>                                          12,849
<RECEIVABLES>                                1,380,939
<ALLOWANCES>                                         0
<INVENTORY>                                    226,221
<CURRENT-ASSETS>                             2,486,701
<PP&E>                                       3,027,649
<DEPRECIATION>                                 105,452
<TOTAL-ASSETS>                               7,979,347
<CURRENT-LIABILITIES>                          681,590
<BONDS>                                              0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                      1,105
<COMMON>                                        85,760
<OTHER-SE>                                   6,207,537
<TOTAL-LIABILITY-AND-EQUITY>                 7,979,347
<SALES>                                      1,605,037
<TOTAL-REVENUES>                             1,605,037
<CGS>                                          568,748
<TOTAL-COSTS>                                1,391,079
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION>                                     0
<INTEREST-EXPENSE>                              16,478
<INCOME-PRETAX>                                228,911
<INCOME-TAX>                                         0
<INCOME-CONTINUING>                            228,911
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                            0
<NET-INCOME>                                   228,911
<EPS-PRIMARY>                                    0.003
<EPS-DILUTED>                                    0.002