Form 10QSB
period 2002-09-30
NUTEK INC
filed 2002-11-06
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2002
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------

                         Commission File Number: 0-29087
-----------------------------------------------------------------------------

                                  NUTEK, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                               87-0374623
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)


   6340 McLeod Drive, Suite 3, Las Vegas, NV             89120
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


             702-262-2061 (Telephone)     702-262-0033 (Fax)
        ---------------------------------------------------------
                        Issuer's Telephone Number


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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 86,786,442 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 2002. The Registrant has 596,408 shares of Preferred Stock Series A issued and outstanding and 508,500 shares of Preferred Stock Series B issued and outstanding as of September 30, 2002.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................   9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    20

Item 2.   Changes in Securities and Use of Proceeds............    20

Item 3.   Defaults upon Senior Securities......................    20

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    20

Item 5.   Other Information.....................................   20

Item 6.   Exhibits and Reports on Form 8-K......................   21

Signatures......................................................   23

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30, 2002, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               Nutek, Inc.
                              CONSOLIDATED
                              BALANCE SHEET
                                 AS AT
                  September 30, 2002 and December 31, 2001


ASSETS

                                            September 30    December 31
                                                2002            2001
CURRENT ASSETS

Cash                                          63,244.00       60,610.00
Accounts Receivable                        1,544,363.00      681,042.00
Note Receivable	                             750,000.00            0.00
Loan to Officer				      37,500.00	           0.00
Other Current Assets                         312,218.00      413,815.00
                                             ----------       ---------
Total Current Assets                       2,707,325.00    1,155,467.00

PROPERTY AND EQUIPMENT
Property and Equipment
   (net of depreciation)                   2,871,321.00    2,994,776.00
                                           ------------    ------------
Total Property and Equipment               2,871,321.00    2,994,776.00

OTHER ASSETS
Patent Rights Acquired
    (net of amortization)                    529,387.00      561,262.00
Goodwill				   1,692,782.00    1,462,782.00
Other Assets   			             266,534.00      433,166.00
                                           ------------    ------------
Total Other Assets                         2,488,703.00    2,457,210.00
                                           ------------    ------------
TOTAL ASSETS                               8,067,349.00    6,607,453.00
                                           ============    ============

         See accompanying notes to financial statements

                            Nutek, Inc.
                           CONSOLIDATED
                           BALANCE SHEET
                               AS OF
              September 30, 2002 and December 31, 2001

LIABILITIES & EQUITY

                                           September 30      December 31
                                                2002            2001

CURRENT LIABILITIES

Accounts Payable                             253,484.00      233,270.00
Accrued Expenses                              93,316.00      105,867.00
Other Current Liabilities                    320,268.00      140,605.00
                                           ------------     -----------
Total Current Liabilities                    667,068.00      479,742.00

OTHER LIABILITIES
Long Term Notes Payable                      907,352.00      636,767.00
Bonds Payable                                170,411.00      170,411.00
                                           ------------    ------------
Total Other Liabilities                    1,077,763.00      807,178.00
                                           ------------    ------------
TOTAL LIABILITIES                          1,744,831.00    1,286,920.00


EQUITY

Common Stock                                  87,410.00       71,392.00

Common Stock, $0.001 par value,
authorized 200,000,000; 86,786,442
common shares issued and outstanding
at September 30, 2002; 71,392,535 common
shares issued and outstanding at
December 31, 2001


Additional Paid in Capital                11,251,859.00   10,505,593.00

Preferred Stock                                1,105.00        1,390.00
Preferred Stock, $.001 par value,
20,000,000 shares authorized; 508,500
Series B shares issued and outstanding
as of September 30, 2002 and 793,500
shares as of December 31, 2001; 596,408
Series A shares issued and outstanding
as of September 30, 2002 and 596,408 shares
as of December 31, 2001.

Subscription Receivable	                    (140,000.00)          (0.00)
Treasury Stock                              (133,388.00)     (52,388.00)
Retained Earnings (Deficit)               (4,744,468.00)  (5,205,454.00)
                                           ------------    ------------
Total Stockholders' Equity                 6,322,518.00    5,320,533.00
                                           ------------    ------------
TOTAL LIABILITIES AND OWNERS EQUITY        8,067,349.00    6,607,453.00
                                           ============    ============


            See accompanying notes to financial statements

STATEMENT OF OPERATIONS

                               Nutek, Inc.
                              CONSOLIDATED
                        STATEMENT OF OPERATIONS
                         FOR 3 AND 9 MONTHS ENDED
               September 30, 2002 and September 30, 2001


                                  Unaudited                        Audited
                                  ---------                       ---------
                        Three months ended   Nine months ended      Jan 1
                            September 30        September 30         2001
                                                                  to Dec 31
                           2002      2001      2002      2001        2001
                          -------   ------   -------    ------    ---------

Revenues               1,880,388  1,032,077  4,946,567 1,644,633  2,915,548

COSTS AND EXPENSES
Cost of Goods Sold       780,036    590,087  2,117,801   816,012  1,089,836
                         -------    -------    -------   -------  ---------
GROSS PROFIT           1,100,352    441,990  2,828,766   828,621  1,825,712

Selling, General and
  Administrative         886,892   502,010  2,116,897   853,141  1,811,638
Depreciation Expense      56,005    52,954    161,457   124,951    178,726
Amortization Expense      10,984    -8,366     33,846    29,881     38,651
Interest Expense          30,344    36,752     59,108    51,752     87,878
                       ---------   -------    -------    ------    -------

Total Costs and Expenses 984,225   583,350  2,371,308 1,059,725  2,116,893
                       ---------   -------    -------    ------    -------

Net Ordinary Income or
(Loss) before taxes      116,127  (141,360)   457,458  (231,104)  (291,181)

Other Income/Expense       6,856       718     42,213    (1,670)    20,378

Income Tax Expense             0         0          0         0          0

Net Income or (Loss)     122,983  (140,642)   499,671  (232,774)  (270,803)
                        ========   =======   ========   =======    =======

Basic weighted average
number of common
shares outstanding   86,217,819 73,884,444 79,137,430 73,884,444 59,140,808

Diluted weighted average
number of common
shares outstanding 146,367,119 73,884,444 139,286,730 73,884,444 119,290,108

Basic Net Income (Loss)
   Per Share                0.001   (0.002)     0.006    (0.003)   (0.005)

Diluted Net Income (Loss)
   Per Share                0.001   (0.002)     0.004    (0.003)   (0.002)





           See accompanying notes to financial statements

                           Nutek, Inc.
                          CONSOLIDATED
                      STATEMENT OF CASH FLOWS
                         FOR 9 MONTHS ENDED
                September 30, 2002 and September 30, 2001

STATEMENT OF CASH FLOWS

                                            Jan 1, 2002     Jan 1, 2001
                                                to               to
                                          Sept. 30, 2002  Sept. 30, 2001
                                           -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit(loss) from operations      	  499,670.00       (232,774.00)

Adjustments to reconcile net income
  to net cash provided

Non-cash transactions
Services Received for stock        	        0.00        465,590.00
Depreciation Expense               	  161,457.00        124,951.00
Amortization Expense                       33,846.00         29,881.00
(Gain) / Loss on Disposition of Equipment     715.00              0.00
(Increase)/Decrease in prepaid expenses   (16,638.00)      (230,338.00)
(Increase)/Decrease in accounts receivable(863,321.00)     (421,884.00)
(Increase)/Decrease in deposits           (1,705)           (48,231.00)
(Increase)/Decrease in investments              0.00	   (188,000.00)
(Increase)/Decrease in goodwill			0.00	 (1,431,407.00)
(Increase)/Decrease in inventory          (95,890.00)       (25,751.00)
Increase/(Decrease) in accrued expenses   (12,550.00)             0.00
Increase/(Decrease) in accounts payable   (22,851.00)       148,044.00
					  ----------	    ----------
Net cash provided by (used in)
	operating activities		 (317,267.00)    (1,809,919.00)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase)/Sale of Equipment              (40,190.00)      (570,736.00)
(Increase)/Decrease in websites            (7,500.00)        98,402.00
(Increase)/Decrease in packaging designs   (7,010.00)             0.00

Net cash provided by (used in)
	investing activities 	          (54,700.00)      (472,334.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock                   8,352.00      2,526,272.00
Write off Assets                                0.00       (265,954.00)
Write down of Patents				0.00	    670,000.00
Prior Period Adjustment		                0.00        (26,038.00)
Increase/(Decrease) in Short Term
Loans Receivable                          (37,500.00)             0.00
Increase/(Decrease) in Short Term
Loans Payable			          179,644.00        342,843.00
Increase/(Decrease) in Long Term
Loans Payable                             233,085.00       (852,000.00)
Increase/(Decrease) in Treasury Stock      (9,000.00)             0.00
Increase/(Decrease) in Royalty Investments      0.00        (20,000.00)

Net cash provided by financing activities 374,601.00      2,375,123.00

Balance at beginning of period             60,610.00         48,071.00
Net increase (decrease) in cash             2,634.00         92,870.00
Balance as at end of period                63,244.00        140,941.00



              See accompanying notes to financial statements

                                  Nutek, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                           As of September 30, 2002


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in the annual financial statements, prepared in accordance with generally accepted accounting principals, have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the period presented. The results of the three months are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Companys latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

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

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Nutek Inc., and its different business segments. All significant inter-company balances and transactions have been eliminated.

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

Depreciation expense was $124,951 and $161,457 for the nine months ended September 30, 2001 and 2002, respectively.


Intangible Assets

Under guidance of SFAS 142, Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.
If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting units goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

Identifiable intangibles, with the exception of patents, are amortized over five years. All patents are amortized over 17 years. The amount of amortization recorded for the year ended 2001 and the nine months ended September 30, 2002 was $38,651 and $33,846, respectively.

The Company has adopted SFAS 142. Under its guidance, Management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of September 30, 2002. Additionally, this asset will not be amortized and will be tested for impairment at least annually, in accordance with SFAS 142.

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

Earnings Per Share Calculations

Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 79,137,430 and 73,884,444 for the period ended September 30, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighed-average number of common shares outstanding for computing diluted EPS was 139,286,730 and 73,884,444 for the period ended September 30, 2002 and 2001, respectively.

Income Taxes

The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109, as discussed in Note 3.

Advertising

Advertising costs are expensed when incurred. Advertising expense for the three months ended September 30, 2002 and December 31, 2001 was $596 and $3,239, respectively.

Depletion

Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

Research and Development

The Company expenses its research and development in the periods incurred.


NOTE 3 - INCOME TAXES

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


The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

     Deferred tax asset
          Net operating loss carry forwards	$5,205,453
          Valuation allowance		       ($5,205,453)
                   Net deferred tax asset		-


NOTE 4 - SEGMENT INFORMATION

The Company has adopted FASB 131. The adoption of FASB 131 did not affect results of the companys statement of income and accumulated deficit or financial position, but did affect the disclosure of segment information. The consolidated financial statements include the accounts of Nutek Inc., and its different business segments. All significant inter-company balances and transactions have been eliminated.

NOTE 5 - PRIOR PERIOD ADJUSTMENT

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



1) Plan of Operation

The Companys websites can be found at: www.nutk.com; www.tekplate.com and www.datascension.com

(i) Short-term Objectives:

Moving into 2003, the Company plans to accomplish the following:

 - Increase the Board to 7 members which will include 2 independent directors.
 - Introduce an audit committee
 - Introduce a compensation committee comprised of a majority of independent members

1) During the Third Quarter ended September 30, 2002 the Company had a net profit of $122,983 from operations against revenues of $1,880,388 as compared to a net loss from operations of $104,608 against revenues of $1,032,077 for the same quarter last year. The Company has increased its selling, general and administration costs from $502,010 for the same period last year to $886,892 for the Second Quarter this year.
Depreciation costs for the Third Quarter this year were $56,005 as compared to $52,954 for the same period last year.

As of September 30, 2002, the Company has eighty-six million seven hundred eighty-six thousand four hundred forty two (86,786,442) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately five hundred and sixteen (516) shareholders
of record.   The Company also has five hundred and eight thousand five
hundred (508,500) shares of its $0.001 par value Preferred Stock Series
B issued and outstanding, as of September 30, 2002. All Series B Preferred shares which have been issued were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option. The Company also has five hundred and ninety-six thousand four hundred and eight (596,408) shares of its $0.001 par value Preferred Stock Series A issued and outstanding, as of September 30, 2002.

2) Results of Operations

For the Third Quarter, ended September 30, 2002, the Company has generated $1,880,388 in revenues and generated a profit of $122,983 for the same period. This compares to revenues of $1,032,077 and a loss of $140,642 for the same period last year. The Company has increased its working capital position by $235,147 from a positive $1,805,110 at June 30, 2002 to a positive $2,040,257 on September 30, 2002.

The majority of the Company's expenses for the quarter included selling, general administrative costs.

The company recently moved its Corporate Head Office to 6340 McLeod Drive, Suite 3, Las Vegas, NV. This was a direct result of our cost cutting measures introduced in the first quarter of this year. The Company has a second warehousing facility located in close proximity to our Corporate office where the balance of US operations are located. This will result in significant cost savings moving forward.

The Datascension operations that were being conducted at the Henderson facility have now been relocated to our Costa Rica facility as an additional savings to the company.

Although the third quarter showed significant increases in revenues, the resultant increase in earnings was not proportional. The reason being is that two waves of the government contract were conducted during this period and typically these contracts do not carry as large of margins and require a significant increase in manpower during these waves.

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

At the end of October 2002, the Company secured a $1 million line of credit with a private lender. As of the filing date, the Company has not utilized any of this funding source.

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

As of September 30, 2002, the Company had three hundred and ninety-four (394) employees of which eight (8) are Officers of the Company. As the Company continues to grow and develop its product lines it will need to add employees. The number of employees at September 30, 2002 has decreased from the number of employees at June 30, 2002 due to the increased use of our Costa Rica facility and the decreased operations in Nevada and California.

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

The Company feels it has successfully negotiated a settlement in this matter and currently the settlement is out for signature by all parties.


ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K


EX-99.1

Change of Address


EXHIBIT 99.1


                                FORM 8-K

                             CURRENT REPORT

ITEM 1. CHANGE IN ADDRESS

     Effective October 30, 2002, the new address for the business is 6340 McLeod Drive, Suite 3, Las Vegas Nevada 89120. The new telephone number for the business is 702-262-2061.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  October 30, 2002

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

Date: November 6, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/  Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith
CFO and Corporate Secretary

Date:  November 6, 2002

EX-99.2

Certification of Financial Statements


EXHIBIT 99.2

On November 6, 2002, Murray N. Conradie, President and Chief Executive Officer of Nutek, Inc. (the "Company") and Jason F. Griffith, Chief Financial Officer of the Company, each furnished to the Securities and Exchange Commission personal certifications pursuant to 18 U.S.C. Section 1350. The text of each of these certifications is set forth below:

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Nutek, Inc. (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date thereof (the "Report"), I, Murray N. Conradie, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2002                  By: /s/ Murray N. Conradie
                                           -------------------------------------
                                           Murray N. Conradie
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Nutek, Inc. (the
"Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date thereof (the "Report"), I, Jason F. Griffith, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2002                  By: /s/ Jason F. Griffith, CPA
                                           --------------------------------
                                           Jason F. Griffith, CPA
                                           Chief Financial Officer





<ARTICLE> 5
<LEGEND>
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET, THE STATEMENT OF OPERATIONS, AND THE STATEMENT OF CASH FLOWS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
</LEGEND>
<MULTIPLIER> 1

<PERIOD-TYPE>                                 3-MOS
<FISCAL-YEAR-END>                          DEC-31-2002
<PERIOD-START>                             JUL-01-2002
<PERIOD-END>                               SEP-30-2002
<CASH>                                          63,244
<RECEIVABLES>                                1,544,363
<ALLOWANCES>                                         0
<INVENTORY>                                    220,208
<CURRENT-ASSETS>                             2,707,325
<PP&E>                                       2,927,326
<DEPRECIATION>                                  56,005
<TOTAL-ASSETS>                               8,067,349
<CURRENT-LIABILITIES>                          667,068
<BONDS>                                              0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                      1,105
<COMMON>                                        87,410
<OTHER-SE>                                   6,234,003
<TOTAL-LIABILITY-AND-EQUITY>                 8,067,349
<SALES>                                      1,880,388
<TOTAL-REVENUES>                             1,880,388
<CGS>                                          780,036
<TOTAL-COSTS>                                  953,881
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION>                                     0
<INTEREST-EXPENSE>                              30,344
<INCOME-PRETAX>                                122,983
<INCOME-TAX>                                         0
<INCOME-CONTINUING>                            122,983
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                            0
<NET-INCOME>                                   122,983
<EPS-PRIMARY>                                    0.001
<EPS-DILUTED>                                    0.001