Form 10KSB
period 2002-12-31
NUTEK INC
filed 2003-03-28
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                  (Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                  For the fiscal year ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from ___________ to ___________

                        Commission file number: 0-29087

                                  NUTEK INC.
                 --------------------------------------------
                (Name of small business issuer in its charter)

      Nevada                          	                            87-0374623
------------------------------                                     ------------

   (State or other jurisdiction of                               (IRS Employer
 incorporation  or  organization)                         Identification  No.)

  6330 McLeod Drive, Suite 1, Las Vegas, Nevada    			  89120
------------------------------------------------------                   ------

    (Address of principal executive offices)                	     (Zip Code)

                           702-262-2061 (Telephone)
                              702-262-0033 (Fax)
                            ----------------------
                          (Issuer's telephone number)

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


      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No []


     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


      The issuer had revenues of $6,594,154 for the fiscal year ended December 31, 2002.


     Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $6,161,090.


     As of December 31, 2002, the issuer had 88,015,577 shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


The Company's report on Form 8-K dated March 26, 2003
The Company's report on Form S-8 dated March 10, 2003

The Company's report on Form 8-K dated December 13, 2002
The Company's report on Form 8-K dated December 10, 2002
The Company's report on Form 8-K dated December 2, 2002
The Company's report on Form 8-K dated October 30, 2002
The Company's report on Form 8-K dated August 14, 2002
The Company's report on Form 8-K dated May 29, 2002
The Company's report on Form 8-K dated May 14, 2002
The Company's report on Form 8-K dated January 7, 2002


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


                                    CONTENTS

                                                                   PAGE
PART I

    Item 1.  Description of Business					4
    Item 2.  Description of Property					22
    Item 3.  Legal Proceedings						23
    Item 4.  Submission of Matters to a Vote of Security Holders 	23

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters   24
    Item 6.  Management's Discussion and Analysis or Plan of Operation  26
    Item 7.  Financial Statements					30
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure			52

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act 						53
    Item 10. Executive Compensation 					56
    Item 11. Security Ownership of Certain Beneficial Owners and
		Management						56
    Item 12. Certain Relationships and Related	Transactions		58
    Item 13. Exhibits and Reports on Form 8-K   			59

SIGNATURES								62



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

On December 31, 2000, there were 45,188,132 outstanding shares of Common Stock issued and outstanding and 793,500 shares of Preferred Stock issued or outstanding. The approval of the Articles of Amendment requires the written consent of the holders of a majority of the outstanding shares of the Common Stock, and each share of the Common Stock was entitled to one vote with respect of the approval of the Certificate of Amendment of the Articles of Incorporation. By written consent in lieu of a meeting, stockholders of 22,842,754 shares of the Common Stock approved the corporate actions.

The Certificate of Amendment of the Articles of Incorporation was approved by written consent on January 9, 2001, at a special Company board of directors meeting, and the Certificate of Amendment of the Articles of Incorporation was filed and accepted by the Nevada Secretary of State not to become effective until February 19, 2001.

On February 19, 2001, deleting the existing ARTICLE IV and replacing it in its entirety with the following amendments amended the Articles of Incorporation:

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

Note:
The Registrant is currently engaged in or pursuing the sale of the following business activities;
(C) Kristi & Co., Inc., which designs, manufactures and sells woman's resort wear clothing;
(D) Century Clocks Inc., which produces plastic wall clocks;
(E) SRC International Inc., which produces plastic coverings for metal rails;

The Company's mailing address is: 6330 McLeod Drive, Suite 1, Las Vegas, Nevada 89120, phone number: 702-262-2061. The Company's websites can be found at: www.nutk.com; www.tekplate.com; www.nutekoil.com and www.datascension.com

B. Business of Issuer

1) Principal Products, Services and Principal Markets.

(A) Datascension Inc.

On  July  2,  2001,  the Registrant acquired 100% of the issued and outstanding
stock of Datascension,  for  the  sum  of  $2,200,000.   (See Exhibit 8-K filed
September 27, 2001)

Datascension, is a premier data solutions company. It embodies a unique expertise in the collection, storage, processing and interpretation of data. Datascension's management team boasts over 30 years of successful experience in developing and implementing client solutions. It has an extensive list of satisfied customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to absolute customer service, quality assurance and on-time project management.

Services
Telephone Interviewing (CATI or Paper)
Currently, Datascension's CATI telephone facility employs approximately 400 part- and full-time telephone interviewers, many of whom are bilingual in Spanish and English. Datascension and other leading research agencies have found that streamlining their systems with integrated CATI and automatic dialing capabilities have resulted in quicker turnaround, lower costs and increased field capacity for phone research projects. Datascension's current client base will enable it to conduct more than 500,000 interviews in 2003 with consumers, retailers, businesses, and executive-level interviews.

Internet Data Collection
Datascension has a full-time programming staff experienced in designing all types of web surveys, web panels, and data collection sites.

Database Engineering
Datascension has the expertise to create databases from very small to the most complex fully relational database. Its database software allows the end-user to connect to Datascension's system via the Internet and run reports and pull data with relatively no training.

Data Storage
Datascension employs large disk storage hardware for short and long-term document and file archive and retrieval.

Document Processing
Datascension has developed an expertise in data value ensuring the greatest care in document processing services including clerical handling of documents, coding, data entry, scanning and storage.

Data Reporting & Mining
Datascension  staff  can  program banners using the latest version  of  Quantum
(SPSS) tabulation software. They have extensive experience of handling most types of data including ASCII, flat file, CSV, XML and many other formats.

In-bound Customer Service
Datascension's expertise in handling customer service calls covers a wide spectrum of industries from the automotives to the garbage disposal industry. Activities include on-line order booking to technical support for client products and services.

Bilingual Interviewing
At Datascension, we recognize the need to provide an accurate representation of the audiences we are surveying and are committed to ensuring that our interviewers are able to deliver.

People of Hispanic or Latino descent comprise 12.5% of the US population, according to 2000 US Census figures. Datascension has recognized the importance of surveying this population. Datascension has begun a more concerted effort to target the Hispanic community and garner their input as a separate and unique segment of our society.

To that end, we employ a number of bilingual interviewers who are skilled in conducting research in both Spanish and English.

(B) Nutek Oil Inc.

The Registrant, on or about November 1, 1999 signed a Letter of Intent to purchase the mineral acres, equipment, and part of the corporate assets, which operates the production of twenty (20) oil leases, consisting of ninety-four
(94) oil wells, in Texas, one geographic area, in the continental United States from Clipper Operating Co., Inc. The Company acquired these assets of the Clipper Operating Co. on February 22, 2000 through a newly established Business segment, Nutek Oil Inc. The Company purchased some of the fixed assets of Clipper Operating Co. valued at approximately $1.3 million, as well as, some leases, farm-outs and interests of Clipper Operating Co. (See Exhibit 10.9, Letter of Intent - Mineral Acres.)

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

(i) General Business - Oil Producing Activities, Acreage, Productive Wells

In view of the current economic conditions within the industry in which the Registrant participates, the Registrant anticipates that cash flow from oil operations for fiscal 2003 will be sufficient to satisfy all of its general working capital requirements. However, the registrant does not anticipate sufficient cash flow from operations to meet the requirements for additional drilling and exploration activities, necessitating additional capital infusions either from affiliates or from sales of assets, borrowed funds and equity participations.

Registrant's subsidiary, Nutek Oil, Inc., anticipates offering, initially to existing shareholders, a Convertible Preferred equity participation placement of up to $1 million dollars in 2003 to meet the requirements for additional drilling and exploration activities.

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

(C) Kristi & Co., Inc.

Kristi and Co., was acquired 01/06/2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi and Co., and a note payable in the amount of $50,000.00 payable within 18 months at an interest rate of 7% per annum. Kristi and Co., has the rights to certain woman's resort wear clothing designs and design groups. Kristi and Co., plans to market these items and to continue creating new designs. Kristi and Co., was incorporated September 13, 1999. Kristi and Co., reported the rights and assets purchased from Kristi Hough at their historical cost of zero in a manner similar to a pooling of interest due to the common control of management, per APB Opinion 16. When Nutek Inc., purchased Kristi and Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi and Co., owned under the purchase method of accounting for business combinations per APB 16 as there was not a common control issue for this transaction. Accordingly, these designs and client lists were restated at their estimated fair market values per the best judgment of management. Management based its evaluation on the fact that these customer lists, designs and patterns had previously generated revenues of approximately $1,500,000 for a company in a similar line of business over a period of approximately 18 months. Nutek, Inc. estimated the customer list at $50,000.00 and the designs and patterns at $50,000.00. Recorded sales and cash flows of Kristi and Co.'s line indicate that the valuation was accurate.

(D) Century Clocks Inc.

Century Clocks, Inc. (a Nevada Corporation) was incorporated on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800.00 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800.00 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

The Company markets the clocks in various ways; the principle method is targeted at the premium promotional clock market through members of the Advertising Specialties Institute. These are companies that offer advertising and promotional items to companies. Century Clocks is registered supplier to the Advertising Industry Institute and is identified as supplier asi/44459.

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

Registrant purchased the worldwide rights and launched the Tekplate product in the market under patent numbers US5473517, US5713655 and US6010228.

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

The TekPlate product is protected under patent #'s US5473517, US5713655 and US6010228. Additionally, the TekPlate is ETL approved.

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

2) Important Events and Accomplishments

Some events have occurred over the past year, which Nutek believes will have a positive effect on Nutek's business. These favorable events are the following:

April 10, 2002 - Registrant reported that the Tekplate(TM) product has been selected for testing and evaluation by a portion of the HandyMan Club of America's 900,000 readership, publisher of HANDY Magazine. Tekplate(TM) will receive HandyMan's Seal of Approval based on receiving a greater than 66% "recommended" rating by the impartial responding testers.

May 14, 2002 - Registrant announced the expansion of operations to a new state of the art 300 seat call center in Costa Rica, Central America. This new facility, Datascension Costa Rica S.A., commenced operations Monday, May 13th.

May  16,  2002  - Registrant announced another one million dollars in contracts for its Datascension division, bringing the total under contract to approximately $10,000,000. Registrant also announces news coverage of the Tekplate in Oklahoma City.

June 17, 2002 - Registrant announced another two million dollars in contracts for its Datascension division, bringing the total under contract to approximately $12,000,000; and the approval of the TekPlate{trademark} product by the Handyman Club of America reviewers.

June   26,  2002  -  Registrant  announced  that  Brookside  Home  Builders  of
Louisville, Kentucky will be the first home builder in the nation to offer the Tekplate product.

July 22, 2002 - Registrant announced an additional $1.2 million in commitments from one of the largest research groups for the entertainment industry.

September 16, 2002 - Registrant announced they have received final approval from the NASD to commence trading Nutek Oil, Inc., as a separate public entity.

September 26, 2002 - Registrant announced an additional $600,000 in revenue for its Datascension division.

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

(i) Risks and Uncertainties Related to the Oil and Gas Business in General

The Registrant's operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including blow-outs, cratering, leaks, pollution, fires, and theft of equipment. Each of these incidents could result in damage to or destruction of oil and gas wells or formations of production facilities or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, the Registrant is not fully insured against these risks either because insurance is not available or because the Registrant has elected not to insure due to prohibitive premium costs.

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

(D) Century Clocks Inc.

The competition that does exist comes from products either manufactured outside of the United States or is repackaged on arrival in the United States. The Company needs to be able to compete against these products to remain competitive.

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

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, and Labor Contracts

On July 24, 2001, Registrant purchased worldwide licensing rights to market the Tekplate product under patent numbers US5473517, US5713655 and US6010228.

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

9) Pursue Strategic Acquisitions and Alliances

The Company believes that there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional synergistic aspects, and experienced management. The Company believes that these acquisitions, if successful, will result in mutually beneficial opportunities, and may increase the Company's revenue and income growth. The Company intends to seek opportunities to acquire businesses; services and/or technologies that it believes will complement its business operations. The Company plans to seek opportunistic acquisitions that may provide complementary services, expertise or access to certain markets. No specific acquisition candidates have been identified, and no assurance can be given that any transactions will be effected, or if effected, will be successful.

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

11) Employees

The Company currently has four hundred and forty-seven (447) employees of which six (6) are Officers of the Company as of December 31, 2002. As the Company continues to grow and develop its product lines it will need to add employees.

(i) The Company's performance is substantially dependent on the performance of its President/CEO, Murray N. Conradie and COO, David Scott Kincer. In
particular, the Company's success depends on their ability to identify, develop, acquire, design and market the company's products and services.

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

The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants, which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.


ITEM 2.  DESCRIPTION OF PROPERTY.

The address of the principal office is: 6330 McLeod Drive, Suite 1, Las Vegas, Nevada 89120. The Company up until October 31, 2002 leased approximately 28,600 square feet of office and warehouse space in Henderson, Nevada with aggregate monthly rent of approximately $11,268.00. As of October 30, 2002 the company moved to its new location of approximately 2,080 square feet and leased a separate warehouse location with an aggregate monthly rental of $2,895.00. Additionally, the Company leases 23,060 square feet of office space in Riverside, California with aggregate monthly rent of approximately $18,448.00. Combined rent recorded during 2001 and 2002 respectfully was $189,235 and $308,889.

As of March 1, 2003 the Riverside California lease has terminated and new premises of approximately 5,102 square feet have been leased at 145 S. State College Blvd, Suite 350 Brea CA 92821 with aggregate monthly rent of approximately $8,724.00.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

The  Company was in litigation with two separate lawsuits  during  2002.   They
were:

After numerous delays by the inventor of the Electrostatic Light Switch patent number 5833350 to provide Nutek the information, continuation patents and schematics which Nutek purchased, Nutek acquired world wide rights to a significantly enhanced patent and returned the rights to Electro Static
Solutions LLC for patent number 5833350. Electro Static Solutions and its members are now involved in litigation with Nutek for the return of $150,000.00 in cash and $180,000.00 in Nutek stock paid to Electro Static Solutions. Electro Static Solutions is claiming the balance of the purchase price. This lawsuit was settled in late 2002.

The previous facility leased by Registrant in Henderson Nevada was leased for the purpose of consolidating all the operations into one location. A prior tenant of the premises had vacated the premises leaving fixtures that occupied approximately 50% of the floor space in the warehouse. The landlord had agreed to have this equipment removed within 90 days. This did not occur and after 14 months, when the equipment had not been removed from the premises; a decision was made to find alternate premises and terminate the lease for cause. The Registrant is claiming damages, and this litigation is currently active.

Subsequent Event

The Company, along with a number of individual shareholders, filed a federal lawsuit on March 21, 2003 in the United States District Court, District of Nevada, against Ameritrade Holding Corp., E*Trade Group Inc., Fidelity Brokerage Services LLC, Maxim Group LLC and Charles Schwab & Company Inc., for securities fraud, breach of contract, and negligence, among other claims. The plaintiff group is also demanding declaratory and injunctive relief, including asking for general, special and punitive financial damages; and that the matter be taken up for jury trial in the jurisdiction of the United States District Court's Nevada District.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.  Market Information

(1) The Company's common stock is listed and trading on the NASD Over The Counter Bulletin Board (OTCBB) under the trading symbol NUTK.

CERTAIN MARKET INFORMATION

The Company's Common Stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "NUTK". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split.

                                 Common Stock

PERIOD                       HIGH  LOW
Calendar Year 2000
First Quarter ended 3/31/00  	$1.00 	$0.20
Second Quarter ended 6/30/00 	$0.90 	$0.25
Third Quarter ended 9/30/00  	$0.37 	$0.17
Fourth Quarter ended 12/31/00	$0.40 	$0.14

Calendar Year 2001
First Quarter ended 3/31/01  	$0.30 	$0.18
Second Quarter ended 6/30/01 	$0.34 	$0.14
Third Quarter ended 9/30/01  	$0.22 	$0.07
Fourth Quarter ended 12/31/01	$0.22 	$0.07

Calendar Year 2002
First Quarter ended 3/31/02  	$0.13 	$0.05
Second Quarter ended 6/30/02 	$0.135	$0.06
Third Quarter ended 9/30/02  	$0.12 	$0.04
Fourth Quarter ended 12/31/02	$0.10 	$0.035



(2)(i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock. The preferred series A are convertible into common stock at the ratio of 1:100.

(ii) There are approximately 6,947,181 shares of restricted stock, which are more than two years old that could be sold under Rule 144 under the Securities Act of 1933, as amended.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

B. Holders

As of December 31, 2002, the Company has approximately five hundred and thirty three
(533) stockholders of record.

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

D. Recent Sales of Unregistered Securities

Since January 1, 2002, the Company has sold the unregistered securities listed below. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions not involving a public offering, under the Securities Act. No commissions were paid to any placement agent or underwriter for any of these issuances.

During the fiscal year ended December 31, 2002, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows: (1) 13,517,240 shares of common stock were issued for the purchase of Sin Fronteras, Inc., (2) 967,068 shares of restricted common stock were issued for services valued at $26,550, (4) 297,915 shares of restricted common stock was issued to employees in lieu payment of unpaid compensation, (5) 850,000 shares of common stock were issued for the settlement of lawsuits, this stock was valued at par value and (6) 1,949,152 shares of restricted common stock were sold to investors for $70,299.

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

Note:
The Registrant is currently engaged in or pursuing the sale of the following business activities;
(C) Kristi & Co., Inc., which designs, manufactures and sells woman's resort wear clothing;
(D) Century Clocks Inc., which produces plastic wall clocks;
(E) SRC International Inc., which produces plastic coverings for metal rails;

The Company's websites can be found at: www.nutk.com; www.tekplate.com; www.nutekoil.com and www.datascension.com

(i) Short-term Objectives:

 -  Continue the expansion of Datascension.
 -  Continue market penetration and consumer awareness of the Tekplate product
 -  Make acquisitions of strategic competitors.
 -  Develop strategic Joint Venture relationships.
 -  Locate a product or company to acquire and promote.

Nutek has made the decision to eliminate certain operations to focus more of its resources on its core growth operations. The decision was based on a number of factors including the performance and cash flow requirements of Kristi & Co., Inc. and Century Clocks Inc., the general slow growth projections for the next few years, the high cost of customer acquisition and retention and the ongoing costs associated with maintaining these operations at a competitive level. Kristi & Co., Inc and Century Clocks Inc., did expand their customer base of customers, however, to maintain and continue growth would require significant additional capital requirements. This capital can be better utilized in expanding Datascension and funding additional TekPlate inventory. Nutek anticipates that these actions will reduce operating expenses and at the same time have a significant impact on increasing revenue and profits.

(ii) Long-term Objectives:

 - Expand the Tekplate penetration to both a national and international level.
 - Secure additional business opportunities for Datascension Inc.
 - Expand Datascension's Costa Rica operation.
 - Complete in-field drilling of additional oil wells.

There is a planned sale of significant equipment and assets to include, Kristi & Co., Inc, Century Clocks Inc., and SRC International Inc. Excluding any potential acquisition, the Company's Costa Rica work force is expected to increase at a rate equal to actual increases of our business operations.

Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling Nutek to meet its obligations and commitments as they become payable. Historically, Nutek has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, and loans from private investors. Currently, Mr. Conradie and Mr. Kincer have both provided significant personal collateral to the Company's bankers in return for a substantial line of credit.

2) Results of Operations

For the calendar year, ended December 31, 2002, the Company has generated $6,594,154 in revenues and generated a profit of $732,164 for the same period. This compares to $2,915,548 in revenues and a loss of $270,803 for the calendar year ended December 31, 2001. For the calendar year ended December 31, 2002, the Company has increased its working capital position by $602,785 from $675,726 at December 31, 2001 to $1,278,511 at December 31, 2002.

Analysis of the calendar year ended December 31, 2002 compared to the calendar year ended December 31, 2001.

For the calendar year ended December 31, 2002, revenues were approximately $6,594,154 compared to $2,915,548 for the calendar year ended December 31, 2001, an increase of $3,678,606. The increase was due to the increase in revenues derived from the continued growth of our Datascension operation and the increase in revenues derived from the acquisition of Sin Fronteras, Inc. in Costa Rica. The steady increase in oil prices benefited the oil production with revenues recorded at gross revenue with working interest costs deducted as a contra-revenue account.

Gross profit was $4,032,351 for the calendar year ended December 31, 2002 compared to $1,825,712 for the calendar year ended December 31, 2001, an increase of $2,206,639. The increase was due to the increase in revenues derived from the continued growth of our Datascension operation and the increase in revenues derived from the acquisition of Sin Fronteras, Inc. in Costa Rica. The steady increase in oil prices benefited the oil production with revenues recorded at gross revenue with working interest costs deducted as a contra-revenue account.

SG&A expense increased to $3,164,145 for the calendar year ended December 31, 2002 from $1,811,638 for the calendar year ended December 31, 2001, an increase of $1,352,507. The increase in SG&A was due to the following: 1) the acquisition of Sin Fronteras, Inc., in May 2002; and 2) increased expenditures for legal fees in the lawsuits discussed in the litigation section.

Depreciation expense for the calendar year ended December 31, 2002 was $224,042 compared to $178,726 for the calendar year ended December 31, 2001, an increase of $45,316. The increase resulted from the acquisition of additional assets in the Datascension and Nutek Oil divisions.

Interest expense for the calendar year ended December 31, 2002 was $73,890 compared to $87,878 for the calendar year ended December 31, 2001 a decrease of $13,988. The resulted from the company's plan of paying down the higher interest debt, along with consolidating some of the outstanding debt.

Amortization expense for the calendar year ended December 31, 2002 was $0 compared to $38,651 for the calendar year ended December 31, 2001, a decrease of $38,651. The company is testing the intangibles assets on an annual basis and will impose any necessary impairment, should one exist, rather than amortizing the intangibles. See Note 2 of the financial statements.

3) Liquidity and Capital Resources

On December 31, 2002 the Company had assets of $8,212,727 compared to $6,607,453 on December 31, 2001, an increase of $1,605,275, which is a result of the acquisition of Sin Fronteras Inc., in May 2002 and the increase in accounts receivable of $886,235. The Company had a total stockholders' equity of $6,571,970 on December 31, 2002 compared to $5,320,534 on December 31, 2001, an increase in the equity of $1,251,436.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On December 31, 2002 the Company had Property and Equipment (net of depreciation) of $2,948,032 compared to $2,994,776 on December 31, 2001, or a decrease of $46,744 which is a result of the sale of the print shop and the depreciation of $224,042 for the calendar year.

For the calendar year ended December 31, 2002, the Company has increased its working capital position by $602,785 from $675,726 at December 31, 2001 to $1,278,511 at December 31, 2002.

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

4)  Subsequent Events

Events that have occurred after the period ending December 31, 2002 are as follows:

The Company, along with a number of individual shareholders, filed a federal lawsuit on March 21, 2003 in the United States District Court, District of Nevada, against Ameritrade Holding Corp., E*Trade Group Inc., Fidelity Brokerage Services LLC, Maxim Group LLC and Charles Schwab & Company Inc., for securities fraud, breach of contract, and negligence, among other claims. The plaintiff group is also demanding declaratory and injunctive relief, including asking for general, special and punitive financial damages; and that the matter be taken up for jury trial in the jurisdiction of the United States District Court's Nevada District.

As of March 1, 2003 the Riverside California lease has terminated and new premises of approximately 5,000 square feet have been leased at 145 S. State College Blvd, Suite 350 Brea CA 92821 with aggregate monthly rent of approximately $8,724.00.





ITEM 7.  FINANCIAL STATEMENTS.







				    NUTEK, INC.

				TABLE OF CONTENTS





	Independent Auditors Report					F1

Consolidated Financial Statements:

	Consolidated Balance Sheets					F2 - F3

	Consolidated Statements of Operations				F4

	Consolidated Statements of Changes in Stockholders Equity	F5 - F6

	Consolidated Statements of Cash Flows				F7

Notes to Consolidated Financial Statements				F8 - F18






                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
Nutek, Inc.
Henderson, Nevada


We have audited the consolidated balance sheet of Nutek, Inc. (a Nevada corporation) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Nutek, Inc. as of December 31, 2001, before the adjustments described in Note 14, were audited by other auditors whose report dated April 12, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Nutek, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited  the  adjustments  described  in  Note  14 that were applied to
adjust the 2001 financial statements.   In our opinion,  such  adjustments  are
appropriate and have been properly applied.




Gary V. Campbell, CPA, Ltd.

March 21, 2003
Las Vegas, Nevada





				- F1 -

						Nutek Inc.
					      Balance Sheets
					    For the Years ended
					December 31, 2002 and 2001




                                                                                                12/31/02   12/31/01
ASSETS

CURRENT ASSETS:
Cash                                                                                               $44,371    $60,610
Accounts receivable                                                                              1,567,277    681,042
Investment in securities                                                                                 -     72,000
Inventory                                                                                          222,890    163,006
Accrued income                                                                                      11,200     11,200
Notes receivable, related party                                                                      7,500
Notes receivable                                                                                   753,206          -
Prepaid expenses                                                                                   119,408    167,609
     Total current assets                                                                        2,725,852  1,155,467

PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation                                                      2,948,032  2,994,776
     Total Property and Equipment                                                                2,948,032  2,994,776

OTHER ASSETS:
Patent rights acquired, net of amortization                                                        561,262    561,262
Notes receivable, net of current portion                                                             5,800          -
Website assets, net of amortization                                                                 19,654     12,154
Customer lists, net of amortization                                                                 43,583     43,583
Patterns/designs, net of amortization                                                               44,488     44,488
Trade show booths, net of amortization                                                               5,304      5,909
Packaging design/artwork, net of amortization                                                       69,687     67,317
Long-term investment                                                                                 8,000    188,000
Deposits                                                                                            30,284     13,715
Goodwill                                                                                         1,692,782  1,462,782
Trademarks                                                                                           8,000      8,000
Licensing fees                                                                                      50,000     50,000
     Total other assets                                                                          2,538,844  2,457,210

TOTAL ASSETS:                                                                                   $8,212,728 $6,607,453



				- F2 -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                  $591,723   $233,270
Accrued expenses                                                                                   153,233    105,867
Line of credit                                                                                     373,800          -
Notes payable, related party                                                                       170,000
Current portion of long-term notes payable                                                         123,418    140,604
     Total current liabilities                                                                   1,412,174    479,741

LONG-TERM DEBT:
Long-term notes payable                                                                             58,173    636,767
Bonds payable                                                                                      170,411    170,411
     Total long-term debt                                                                          228,584    807,178

TOTAL LIABILITIES:                                                                               1,640,758  1,286,919

STOCKHOLDERS' EQUITY
Common Stock                                                                                        88,974     71,392
Common Stock, $0.001 par value, 200,000,000 shares authorized;  88,973,910 shares issued and
88,015,577 shares outstanding at12/31/02 and 71,392,535 as of 12/31/01.
Preferred Stock - Series A                                                                             560        596
Preferred stock - Series A, $0.001 par value, 20,000,000 shares authorized;  559,508 shares issued and outstanding at 12/31/02 and 596,408 shares as of 12/31/01.
Preferred Stock - Series B                                                                             509        794
Preferred stock - Series B, $0.001 par value, 20,000,000 shares authorized;  508,500 shares issued and outstanding at 12/31/02 and 793,500 shares as of 12/31/01.
Additional paid-in capital - common stock                                                        7,555,559 10,505,593
Additional paid-in capital - preferred series A                                                  3,021,132          -
Additional paid-in capital - preferred series B                                                    507,991          -
Stock Subscription                                                                               (153,750)          -
Treasury stock                                                                                   (134,388)   (52,388)
Non-Controlling Interest in Subsidiary                                                             355,782          -
Accumulated deficit
                                                                                               (4,670,399)(5,205,453)
     Total stockholders' equity                                                                  6,571,970  5,320,534

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $8,212,728 $6,607,453


			The accompanying notes to the financial statements are
			   an integral part of these financial statements.



				- F3 -



						Nutek Inc.
					   Statements of Income
					    For the Years ended
					December 31, 2002 and 2001





                                         AUDITED              AUDITED
                                    January 1, 2002 to  January 1, 2001 to
                                    December 31, 2002   December 31, 2001

REVENUE                                     $6,594,154        $2,915,548

COST OF GOODS SOLD                           2,561,803         1,089,836

GROSS PROFIT                                 4,032,351         1,825,712

EXPENSES:
Selling, general and administrative          3,164,145         1,811,638
Depreciation expense                           224,042           178,726
Amortization expense                                 -            38,651
     Total expenses                          3,388,187         2,029,015

OPERATING INCOME (LOSS)                        644,164         (203,303)

OTHER INCOME/(EXPENSES):
Interest income                                  1,729             1,087
Forgiveness of debt                            140,227            15,000
Interest expense                              (73,890)          (87,878)
Gain (Loss) on disposition of assets             (715)             4,291
Minority Interest in Earnings                   16,818
Miscellaneous income (expenses)                  3,634                 -
     Total other income/(expenses)              87,803          (67,500)

NET ORDINARY INCOME (LOSS)                    $731,967        $(270,803)


As previously reported                     (5,205,454)       (4,576,874)
Prior Period Adjustment                      (196,912)         (357,777)

Beginning of period                        (5,402,366)       (4,934,651)

                                          $(4,670,399)      $(5,205,454)

Basic weighted average number of
common shares outstanding                   81,317,756        59,140,808

Diluted weighted average number of
common shares outstanding                  141,427,000       119,290,108

Basic Net Income (Loss) per Share               $0.009          $(0.005)

Diluted Net Income (Loss) per Share             $0.005          $(0.002)



		The accompanying notes to the financial statements are an integral part of these financial statements.



				- F4 -


						Nutek Inc.
				Statement of Changes in Stockholder's Equity
					    For the Years ended
					December 31, 2002 and 2001


                   Common        Common   Additional    Preferred  Preferred     Preferred - A     Preferred
                    Stock        Stock     Paid-in    Stock Shares   Stock         Add. Paid      Stock Shares
                   Shares        Amount    Capital      Series A   Series A       In Capital       Series B

Balances at
December 31, 2000 45,186,132      $45,186  $7,237,329            -         $-                $-        793,500

Issuance of
common
stock for cash     6,716,594        6,717     337,960        8,408          8                 -              -

Issuance of
common
stock for          2,487,220        2,487      26,785       29,000         29                 -              -
services

Royalty Investors    179,277          179      29,821            -          -                 -              -

Issuance for debt  4,552,154        4,552     289,206      236,000        236                 -              -

Issued in
exchange for
Datascensions      6,588,889        6,589   2,193,202      209,000        209                 -              -

Issued in
exchange for
other assets       3,130,000        3,130     306,545            -          -                 -              -

Issuance for
other expenses       488,719          489         422            -          -                 -              -

Treasury Stock             -            -           -            -          -                 -              -

Issuance to        2,063,550        2,064      84,323      114,000        114                 -              -
employees

Prior period               -            -           -            -          -                 -              -
adjustment

Net Profit for
Year
Ended Dec 31,
2001

Balance at        71,392,535      $71,392 $10,505,593      596,408       $596  -             $-        793,500
December 31, 2001

Balances at
December 31, 2001 71,392,535       71,392  10,505,593      596,408        596                 -        793,500

Issuance of
common
stock for            850,000          850           -            -          -                 -              -
settlement of
lawsuit

Cancellation of            -            -         285            -          -                 -      (285,000)
Preferred Shares

Forgiveness of        53,535           54       1,284            -          -                 -              -
Debt

Stock Issued for     913,533          914      24,298            -          -                 -              -
Services

Prior period               -            -   (108,850)            -          -                 -              -
adjustment

Reversal of                -            -   (180,000)            -          -                 -              -
Electrostatic
Purch.

Purchase of Sin   13,517,240       13,517     966,483            -          -                 -              -
Fronteras

Reclassification
of Prepaid
Expense to                                          -            -          -                 -              -
Subscribed Stock

Stock Issued to      297,915          298       7,202            -          -                 -              -
Employees

Purchase of                -            -           -            -          -                 -              -
Treasury Stock

Sale of Stock      1,949,152        1,949      68,350            -          -                 -              -

Allocate APIC to           -            - (3,729,087)            -          -         3,221,095              -
Preferred Shares

Retirement of              -            -           -     (36,900)       (37)      (199,963.10)              -
Preferred

Exchange of
Subsidiary Stock
for Note Payable           -            -           -            -          -                 -              -

Allocation of
Minority Interest
In Subsidiary              -            -           -            -          -                 -              -
Earnings

Net Profit (Loss)
for Year
Ended December             -            -           -            -          -                 -              -
31, 2002

Balance at        88,973,910       88,974   7,555,559      559,508        560         3,021,132        508,500
December 31, 2002


	  The accompanying notes to the financial statements are an integral part of these financial statements.



						- F5 -



						Nutek Inc.
				Statement of Changes in Stockholder's Equity (cont.)
					    For the Years ended
					December 31, 2002 and 2001


                  Preferred    Preferred                                        Non-Controlling
                                  - B
                    Stock      Add. Paid   Treasury     Subscribed  Royalty       Interest In        Income         Total
                  Series B     In Capital   Stock         Stock    Interest       Subsidiary        Deficit         Equity

Balances at
December 31, 2000       $794           $-   $(49,263)            -    $30,000                 -    $(4,576,874)   $2,687,172


Issuance of
common
stock for cash             -            -           -            -          -                 -              -       344,685

Issuance of
common
stock for                  -            -           -            -          -                 -              -        29,301
services

Royalty Investors          -            -           -            -   (30,000)                 -              -           -


Issuance for debt          -            -           -            -          -                 -              -       293,994

Issued in
exchange for
Datascensions              -            -           -            -          -                 -              -     2,200,000

Issued in
exchange for
other assets               -            -           -            -          -                 -              -       309,675

Issuance for
other expenses             -            -           -            -          -                 -              -           911

Treasury Stock             -            -     (3,125)            -          -                 -              -        (3,125)

Issuance to                -            -           -            -          -                 -              -        86,501
employees

Prior period               -            -           -            -          -                 -      (357,777)      (357,777)
adjustment

Net Profit for
Year
Ended Dec 31, 2001                                                                                   (270,803)      (270,803)


Balance at              $794  -        $-   $(52,388)  -        $-         $-                $-   $(5,205,454)    $5,320,534
December 31, 2001

Balances at
December 31, 2001        794            -    (52,388)            -          -                 -    (5,205,454)     5,320,534

Issuance of
common
stock for                  -            -           -            -          -                 -              -           850
settlement of
lawsuit

Cancellation of        (285)            -           -            -          -                 -              -           -
Preferred Shares

Forgiveness of             -            -           -            -          -                 -              -         1,338
Debt

Stock Issued for           -            -           -      (3,750)          -                 -       (11,162)        10,300
Services

Prior period               -            -           -            -          -                 -      (185,750)      (294,600)
adjustment

Reversal of                -            -           -            -          -                 -              -      (180,000)
Electrostatic
Purch.

Purchase of Sin            -            -           -            -          -                 -              -       980,000
Fronteras

Reclassification
of Prepaid
Expense to                 -            -           -    (150,000)          -                 -              -      (150,000)
Subscribed Stock

Stock Issued to            -            -           -            -          -                 -              -         7,500
Employees

Purchase of                -            -    (82,000)            -          -                 -              -       (82,000)
Treasury Stock

Sale of Stock              -            -           -            -          -                 -              -        70,299

Allocate APIC to           -      507,991                        -          -                 -              -           -
Preferred Shares

Retirement of              -            -           -            -          -                 -              -      (200,000)
Preferred

Exchange of
Subsidiary Stock
for Note Payable           -            -           -            -          -           372,601              -       372,601

Allocation of
Minority Interest
In Subsidiary              -            -           -            -          -          (16,819)              -       (16,819)
Earnings

Net Profit (Loss)
for Year
Ended December             -            -           -            -          -                 -        731,967       731,967
31, 2002

Balance at               509      507,991   (134,388)    (153,750)          -           355,782    (4,670,399)     6,571,969
December 31, 2002



	  	The accompanying notes to the financial statements are
		    an integral part of these financial statements.





						- F6 -




						Nutek Inc.
					  Statements of Cash Flow
					    For the Years ended
					December 31, 2002 and 2001





                                                               Twelve months ended
                                                              12/31/02    12/31/01
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss) from Operations                            $731,967 $(270,803)
Adjustments to reconcile net income
   to net cash provided
Services Received for Stock                                   (138,850)   (67,133)
Depreciation Expense                                            224,042    178,726
Amortization Expense                                                  -     38,651
Bad Debt Expense                                                  2,500          -
(Gain) / Loss on Disposition of Equipment                           715      4,251
(Increase) / Decrease in Prepaid Expenses                     (101,800)  (164,718)
(Increase) / Decrease in Accounts Receivable                  (905,773)     29,354
(Increase) / Decrease in Deposits                              (16,569)   (10,260)
(Increase) / Decrease in Investments                                  -          -
(Increase) / Decrease in Goodwill                                     -          -
(Increase) / Decrease in Inventory                             (59,884)     74,262
Increase / (Decrease) in Accrued Expenses                     (111,111)    105,867
Increase / (Decrease) in Accounts Payable                       195,104    181,631
     Net cash provided by (used in) operating activities      (179,659)     99,828

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/Sale of Equipment                                  (163,538)     68,743
(Increase) / Decrease in Notes Receivable                        29,494          -
(Increase) / Decrease in Other Assets                           (9,870)    469,686
     Net cash provided by (used in) investing activities      (143,914)    538,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Capital Stock                                        70,300    344,685
Retirement of Preferred Stock                                  (50,000)
Prior Period Adjustment                                         373,800          -
Increase / (Decrease) in Long Term Loans Payable               (86,766)  (970,403)
     Net cash provided by (used in) financing activities        307,334  (625,718)

Balance as at beginning of period                                60,610     48,071
Net decrease in cash                                           (16,239)     12,539
Balance as at end of period                                     $44,371    $60,610

SUPPLEMENTAL INFORMATION:
Interest Paid                                                   $73,890    $87,878
Taxes Paid                                                           $-         $-


		The accompanying notes to the financial statements are an integral part of these financial statements.




				- F7 -

                                  NUTEK, INC.

                         NOTES TO FINANCIAL STATEMENTS


 NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

   Nutek,  Inc.  was incorporated in August 1991 under the laws of the State of
   Nevada,  as  Nutek,   Inc.  (the  "Company")  and  is  engaged  in  multiple
   industries.

   SRC International, Inc. was incorporated on June 20, 1997 in Illinois. SRC International, Inc. manufactures "Super Glide," a rail covering made of extremely durable, super-slick space age polymer, designed to reduce friction between the rails and hangers in the dry cleaning and garment industries.

   Century Clocks, Inc. is a Nevada corporation formed by Nutek, Inc. and is doing business in California. Century Clocks, Inc. has a joint venture agreement with the Department of Veterans Industries. The company produces clocks assembled and packaged by U.S. Veterans.

   Kristi & Co., a Nevada corporation doing business in California, was incorporated on September 13, 1999. The Company markets woman's resort wear. The Company purchased clothing designs and design groups on January 6, 2000.

   Nutek Oil, Inc. was incorporated on December 3, 1998. The company is in the oil producing business and purchased selected equipment and assets on February 23, 2000 from Clipper Operating Company. During 2001, Nutek Oil, Inc. began operations as a separate company.

   Datascension, Inc. and related assets were purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascension, Inc. is a premier data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascension, Inc. expanded operations into Costa Rica purchasing Sin Fronteras, Inc. for $980,000 using company shares at fair market value. This transaction created $230,000 of goodwill, which is being accounted for under the guidance of FASB 142. Its fair value will be assessed each year for possible impairment.

   The transaction was accounted for by the purchase method of accounting for business combinations. The results of operations of the subsidiary for the period from May 13 through December 31, 2002 are included in the consolidated statement of operations for the year ended December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF ACCOUNTING
   The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

   CASH AND CASH EQUIVALENTS
   Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.



				- F8 -

   INVESTMENTS AND MARKETABLE SECURITIES
   The Company has adopted FASB No. 115. Equity securities are classified as available for sale and reported at fair value.

   Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

   CONSOLIDATION POLICY
   The accompanying consolidated financial statements include the accounts of Nutek, Inc. and its different business segments: SRC International, Inc., Century Clocks, Inc., Kristi & Co., Datascension, Inc., and Nutek Oil, Inc. All significant inter-company balances and transactions have been eliminated.

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

   DIVIDEND POLICY
   The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001. 508,500 and 793,500 shares have been issued as Series B shares for cash at $1.00 a share at December 31, 2002 and 2001, respectively. 559,508 and 596,408 shares have been issued as Series A shares, as of December 31, 2002 and 2001, respectively.

   Preferred shares have the same voting rights as the common shares but have priority in the event of company liquidation. All of the Series B shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 per share that are payable quarterly. They are convertible to common shares on a one-for-one basis at the holders' option.

   COMPREHENSIVE INCOME
   Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the years ended December 31, 2002 and 2001.



				- F9 -

   FIXED ASSETS
   Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:
                              Computer equipment      5 years
                              Drilling equipment     20 years
                              Factory equipment       7 years
                              Furniture and fixtures  7 years
                              Office equipment        5 years
                              Equipment and machinery20 years
                              Molds and tooling      20 years

   All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

   INTANGIBLE ASSETS
   The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but renewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that as the major intangible asset, the value of the electric light switch, has not significantly decreased and there has been no reduction in the usefulness of the asset as of December 31, 2002.

   The following intangible assets have also been assessed under guidance from SFAS No. 142, and concluded that they have not significantly decreased and there has been no reduction in the usefulness of the assets as of December 31, 2002: clothing patterns and designs, artwork, customer lists, packaging designs, patents, and trademarks.

   EARNINGS PER SHARE
   Basic earnings per share are computed using the weighted average number of shares of common stock outstanding for the period end. The net income
   (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

   Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   COMPENSATED ABSENCES
   The Company has made no accrual for vacation or sick pay because the Company does not provide for these benefits. Therefore, the amount of compensation is not reasonably estimable.



				- F10 -

   INCOME TAXES
   The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB No. 109, as discussed in Note 7.

   ADVERTISING
   Advertising costs are expensed when incurred. Advertising expense was $24,871 and $35,230 for 2002 and 2001, respectively.

   DEPLETION
   Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

   RESEARCH AND DEVELOPMENT
   The Company expenses its research and development in the periods incurred.

   RECLASSIFICATIONS
   Certain reclassifications have been made to the December 31, 2001 amounts to
   conform  to  the  December  31, 2002 financial statement presentation.   The
   reclassifications had no effect on net income.


NOTE 3 - SUMMARY OF NON-CASH TRANSACTIONS

   The Company acquired $82,000 in treasury stock in exchange for marketable securities with a fair market value of $72,000 and legal expense in the amount of $10,000 in 2002.

   During the year ended December 31, 2002 the Company issued subscribed stock in exchange for prepaid expenses in the amount of $150,000.

   Office equipment in the amount of $52,730 was acquired during 2002 through the use of long-term notes payable.

   Sin Fronteras, Inc. was acquired on May 13, 2002 in exchange for outstanding common stock. The company recorded goodwill in the amount of $230,000 and a note receivable in the amount of $750,000 in connection with the acquisition.



NOTE 3 - SUMMARY OF NON-CASH TRANSACTIONS (CONTINUED)

   During  the  year  ended  December  31,  2002   the   Company  reversed  the
   Electrostatic Solutions, Inc. purchase, reducing long-term investments and additional paid in capital by $180,000.

   A note payable in the amount of $372,600 was converted into common stock during 2002.

   Assets and leases of the Clipper Operating Company were acquired on February 23, 2000 with 2,064,348 shares of Nutek, Inc. stock at the current market price of $0.31 representing $639,948. A note for $639,948 was issued for the balance of the purchase price.

   Kristi & Co. was acquired on January 6, 2000 for 250,000 shares of the company stock in exchange for the outstanding common stock of Kristi & Co. at the current market price of $0.20, and a note for $50,000 with annual interest of 7% was issued for the balance of the purchase price, payable within 18 months.

   Datascension, Inc. was acquired on September 27, 2001 for 27,500,000 shares, valued at $2,200,000. The value was determined by the average closing price of the stock over 5 previous days the stock traded. Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. As part of this acquisition, the Company received $650,000 of accounts receivable and $472,500 of property and equipment.


NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment are made up of the following:
                                                        2002        2001

      Drilling equipment                        $     138,220  $  138,219
      Factory equipment                                 1,381       1,381
      Equipment and machinery                       1,779,144   1,819,150
      Molds and tooling                               758,065     758,064
      Office equipment                                380,800     195,701
      Trade show booths                                 6,150       6,150
      Leasehold improvements                          488,789     460,182
      Accumulated depreciation                      (599,213)    (378,162)
                                                 $  2,953,336  $3,000,685



				- F11 -

NOTE 5 - STOCKHOLDERS' EQUITY

   The Articles of Incorporation were amended by deleting the existing ARTICLE IV and replacing it in its entirety with the following amendment:

          "ARTICLE 4: Authorized Shares: The aggregate number of shares which the corporation shall have authority to issue shall consist of two hundred million (200,000,000) shares of common stock having a $.001 par value, and twenty million (20,000,000) shares of preferred stock having a $.001 par value. The common and/or preferred stock of the Company may be issued from time to time without prior approval by the stockholders. The common and/or preferred stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such share of common and/or preferred stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations, or restrictions thereof as shall be stated in the resolution or resolutions."

   This amendment to the Articles of Incorporation has been duly adopted, filed, and accepted by the Nevada Secretary of State in accordance with General Corporation Law of the State of Nevada.

   On December 27, 2001, an agreement was reached with three affiliates to exchange notes and common stock, including accrued and unpaid interest, for Series A preferred stock at $5.42 per share. The exchange for 596,408 Series A preferred stock was completed in December 2001.

   The Series A preferred stock are convertible at any time into a number of shares of common stock determined by the greater of $5.42 per share of Series A preferred stock, plus any accrued and unpaid dividends thereon or one hundred (100) shares of common stock for one (1) share of Series A preferred stock plus any accrued and unpaid dividends thereon. Dividends on the Series A preferred stock are cumulative and payable quarterly at an annual dividend rate of 5%. The Company, at its option, may redeem the Series A preferred stock, in whole or in part, at any time and from time to time, at a redemption price of $5.42 per share plus any accrued and unpaid dividends thereon. Upon liquidation, holders of the Series A preferred stock will be entitled to repayment of the greater $5.42 per share of Series A preferred stock, plus any accrued and unpaid dividends thereon or one hundred (100) shares of common stock for one (1) share of Series A preferred stock plus any accrued and unpaid dividends thereon, prior to any distributions to holders of common stock. The Series A preferred stock does not have any voting rights except as required by law or as set forth in the exhibits in the resolution by the Board of Directors.

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



				- F12 -

   The Class B Series preferred shares are convertible into a number of shares of common stock, determined by the greater of one hundred (100) common shares per one (1) share of Series A preferred stock plus all accrued and unpaid dividends thereon, or the Series A preferred stock having a value of $5.42 per share plus all accrued and unpaid dividends thereon subject to adjustment as provided in the exhibits in the resolution by the Board of Directors.

   On September 27, 2001, the Company issued 27,500,000 shares in exchange for 100% of the stock of Datascension, Inc. Based on the average closing stock price over the five previous days, the purchase price was $2,200,000. Of this 20,911,111 shares have been converted to 209,111 shares of the Series A preferred stock.

   The Company issued 2,063,550 shares, valued at $86,501 to employees during 2001 and an additional 297,915 shares valued at $7,500 during 2002.

   The Company issued 2,487,220 shares to various vendors during 2001 and an additional 913,533 shares during 2002.

   During 2001, 3,000,000 shares of stock given to an employee were cancelled upon that employee leaving the Company. An additional 200,000 shares were cancelled during 2001, which were originally given as the collateral when the Company bought the print shop and a further 125,000 shares were cancelled which had been previously issued to Mr. Helvenston for the purchase of Elite Fitness.

   The Company issued 1,000,000 shares of stock, valued at $180,000 in exchange for 5,000 shares, representing one-third ownership of Electrostatic Solutions, Inc. stock in 2001. These shares were cancelled during 2002 with a value of $180,000.

   In May 2002, the Company issued 13,517,240 shares of common stock valued at $980,000 in exchange for 100% of the stock of Sin Fronteras, Inc. and a note receivable for $750,000 was acquired.

   During 2002, the Company issued 850,000 shares for settlement of a lawsuit and 53,535 shares valued at $1,338 in lieu of debt.

   During 2002, treasury stock in the amount of $82,000 was reacquired in exchange for marketable securities and other previously issued shares.

   During 2002, the Company discounted and retired 36,900 shares of preferred stock Series A that had a value of $200,000.



				- F13 -

NOTE 6 - LONG-TERM NOTE PAYABLE

   The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following terms at December 31, 2002:

   Note payable to Venture Capital Resources, LLC;
   no specific repayment terms, interest at 12% annually
   through February 2003.  Secured by Nutek Oil stock.       $     82,500

   Note payable to R.L. Polk, no specific repayments terms
   and no stated interest rate.  Secured by assets through 2003.   55,000

   Note payable to Skipco Leasing, monthly payments of $348
   inclusive of 7% annual interest through September 2006,
   secured by equipment.                                           13,711

   Note payable to GE Capital, monthly payments of $906,
   inclusive of 12% annual interest through February 2006,
   secured by equipment.                                           30,379
                                                                  181,590
   Less current portion                                          (123,418)
                                                             $     58,172

   Principal maturities at December 31, 2002, are as follows

            2003                                $     123,418
            2004                                       37,185
            2005                                       13,537
            2006                                        7,450
                                                $     181,590


NOTE 7 - INCOME TAXES

   Deferred income tax expense results from timing differences in the recognition of expense for tax and financial statement purposes. Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS 109) requires deferred tax liabilities or assets at the end of each period to be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. The sources of those timing differences and the current tax effect of each were as follows:
                                                 2002        2001
         Depreciation and amortization     $  (863,833)  $ (658,851)
         Net operating loss carryforward     1,041,913    1,081,532
         Valuation allowance                  (178,080)    (422,681)
                                           $       -     $      -



				- F14 -

   The components of the net deferred tax asset at December 31, 2002 under SFAS 109 are as follows:

                                                 2002        2001
         Depreciation and amortization    $   (863,833) $  (658,851)
         Net operating loss carryforward     1,041,913    1,081,532
         Valuation allowance                  (178,080)    (422,681)
                                          $        -    $       -

   Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:
                                                  Percent of          Percent of
                                                    Pretax              Pretax
                                          Amount    Income     Amount   Income
         Expected                    $    248,869    34%    $(155,228)  (34%)
         Valuation allowance             (248,869)  (34%)     155,228    34%
         Actual expense              $        -       0%    $     -       0%


NOTE 8 - LINE OF CREDIT

   The Company has a line of credit agreement with a financial institution, which provides maximum borrowing of $375,000. Interest on outstanding balances accrues at 7% and is payable monthly. The line is due within twelve months and is secured by Murray Conradie (CEO) and Scott Kincer (COO) personally.

NOTE 9 - RELATED PARTY TRANSACTIONS

   The Company holds a note payable to Joanne Hough, a shareholder, in the amount of $45,000. This agreement has no specific repayment terms, and 3% interest annually through June 2004. This loan is unsecured.

   The Company holds a note payable to Jeff Frank, a shareholder, in the amount
   of $55,000.   This  agreement has no specific repayment terms, and no annual interest and no defined maturity date.  This loan is unsecured.

   The Company holds a note payable to Gertrude Madich, a shareholder, in the amount of $50,000. This agreement has no specific repayment terms, and 10% interest annually through June 2003. This loan is unsecured.

   The Company holds a note payable to Theressa Lindert in the amount of $20,000. This agreement has no specific repayment terms, and 10% interest annually through June 2002. This loan is unsecured.



				- F15 -

   The Company holds bonds payable to various individuals with no specified repayment terms, no stated maturity date, and no stated interest rates. Amounts to be converted to company stock.

   The Company has an outstanding receivable from a shareholder, in the amount of $7,500. This receivable has no stated interest rate and no specific repayment terms.


NOTE 10 - CONTINGENCIES AND COMMITMENTS

   SUBSCRIPTIONS RECEIVABLE
   The Company has received common stock subscriptions in the amount of $153,750. The Company reported this as part of a shareholder's equity.

   LEASES
   The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

   At December 31, 2002, aggregate future minimum payments under these leases are as follows:

     Year ended December 31,
        2003                                             $     148,988
        2004                                                   139,601
        2005                                                   141,341
        2006                                                   104,693
        2007                                                   104,693
        Thereafter                                             290,302
        Total minimum lease payments                     $     929,618


NOTE 11 - ACQUISITIONS

   All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

   Patent rights for an electro static light switch were acquired August 27, 1999, for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of restricted common stock valued at $.30 per share. Another $150,000 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. After numerous delays by the inventor of the Electrostatic Light Switch Patent Number 5833350 to provide Nutek, Inc. the information, continuation patents, and schematics which Nutek, Inc. purchased, Nutek, Inc. acquired world wide rights to a significantly enhanced patent and returned the rights to Electro Static Solutions, LLC for Patent Number 5833350.



				- F16 -

   NUTEK OIL, INC.
   Some of the assets and leases of the Clipper Operating Company were acquired on February 23, 2000 with 2,064,348 shares of Nutek, Inc. stock at the current market price of $.31 representing $639,948; a note for $639,948 was issued for the balance of the purchase price. The purchase price of $1,279,896 was made up of mineral acreage for $454,959; equipment at market value $788,217, and gas pipeline at market value $36,720.

   SRC INTERNATIONAL, INC.
   This Company was acquired for 1,000,000 shares of the Company's common stock for all the outstanding stock of SRC International, Inc. in a transaction consummated on April 1, 1998. SRC International, Inc. manufactures "Super Glide," a rail covering made of an extremely durable, super-slick, space age polymer designed to reduce friction between rails and hangers in the dry cleaning and garment industries. The business combination has been accounted for under the pooling of interest method.

   CENTURY CLOCKS, INC.
   This Company was incorporated in Nevada on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

   KRISTI & CO.
   This Company was acquired January 6, 2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi & Co., and a note payable in the amount $50,000 which has been paid in full as of December 31, 2002. Kristi & Co. has the rights to certain woman's resort wear clothing designs and design groups. Kristi & Co. plans to market these items and to continue creating new designs. Kristi & Co. was incorporated September 13, 1999. Kristi & Co. reported the rights and assets purchased from Kristi Hough at their historical cost of zero in a manner similar to a pooling of interest due to the common control of management, per APB Opinion
   16. When Nutek, Inc. purchased Kristi & Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi owned under the purchase method of accounting for business combinations per APB 16 as there was not a common control issue for this transaction. Accordingly, these designs and client lists were restated at their estimated fair market values per the best judgment of management. Management based its evaluation on the fact that these customer lists, designs, and patterns had previously generated revenues of approximately 18 months. Nutek, Inc. estimated the customer list at $50,000 and the designs and patterns at $50,000.

   Recorded  sales  and cash flows of Kristi & Co.'s  line  indicate  that  the
   valuation was accurate.   The  Company anticipates selling these items since
   Kristi & Co.




				- F17 -

   DATASCENSION, INC.
   This Company was acquired on July 2, 2001 for $2,000,000 of Nutek, Inc.'s restricted common stock in exchange for the outstanding common stock of Datascension, Inc. There were 27,500,000 shares issued. Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. Datascension, Inc. is a premiere data solutions company representing unique expertise in collection, storage, processing, and interpretation of data.

   Sin Fronteras, Inc., a Costa Rican company, was acquired on May 13, 2002 for 13,517,241 shares of Nutek, Inc.'s common stock in exchange for the outstanding common stock of Sin Fronteras, Inc. at the fair market value of the average trading price of Nutek, Inc.'s stock for the five trading days prior to May 13, 2002 at the price of $0.0725. This acquisition entitled Nutek, Inc. to assume $750,000 of note receivable due to Sin Fronteras, Inc. No other assets or liabilities were assumed.


NOTE 12 - WARRANTS AND OPTIONS

   The Company does not currently have any stock options issued. The Company has adopted FASB No. 123 and will account for stock issued for services and stock options under the fair value method.


NOTE 13 - MINORITY INTEREST IN SUBSIDIARIES

   The Company has accounted for minority interest  in  Nutek  Oil, Inc. in the
   amount  of  $16,818.   This amount represents the 22.82% interest  owned  by
   various individuals other then Nutek, Inc.


NOTE 14 - PRIOR PERIOD ADJUSTMENT

   During the year ended December 31, 2002, the Company discovered errors made in the prior year in recording accounts receivable, accounts payable, accrued expenses and notes payable. The errors were corrected this year, resulting in the following changes to additional paid in capital and the deficit as of December 31, 2001 and the related statement of operations for the year then ended.

   There was a $50,000 note that was previously recorded as additional paid in capital that should have been recorded as a note payable. There was $35,906 previously recorded as additional paid in capital, where $19,538 was accrued as income, when it had inadvertently been recorded as a sale as well. There was $72,875 of expenses that should have been accrued during the 2001 calendar year, but were not identified until the 2002-year. There were an additional $104,499 in accounts payable and $58,850 in additional paid in capital, which should have been recognized in 2001. These adjustments appear as one line item "prior period adjustment" in the statement of changes in stockholder's equity. The balance sheets are also adjusted to reflect these changes.




				- F18 -








ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective December 12, 2002, the Registrant engaged Gary V. Campbell, CPA, Ltd. as its independent accountants for the fiscal year ended December 31, 2002. The decision to change accountants was approved by the Audit Committee of the registrant. During the most recent two fiscal years and during the portion of 2002 preceding the Board's decision, neither the Company nor anyone engaged on its behalf has consulted with Gary V. Campbell, CPA, Ltd. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

During the period of December 27, 2001, through December 11, 2002, there were no disagreements with Chavez & Koch, CPA's on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Chavez & Koch, CPA's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission's Regulation S-K. Neither of the reports of Chavez & Koch, CPA's for the period ending December 31, 2001, and the subsequent interim periods through December 11, 2002, contain an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND   CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name              	Age		Position
Murray N. Conradie	37 		President, CEO and Director
Kristi Conradie   	38 		Vice President and Director
David Scott Kincer	37 		COO and Director
Jason F. Griffith 	27 		CFO
Joseph Harmon       	36 		VP Datascension


B.  Family relationships

Murray Conradie and Kristi Conradie are married.

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

Kristi L. Conradie (Resigned as Officer and Director December 9, 2002)

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

Jason F. Griffith (Elected as Director December 9, 2002)

In June of 2002, Jason Griffith took over as the CFO and corporate secretary of Nutek. He has previously worked for Arthur Andersen and for Dean Witter and was previously the lead auditor for Nutek's 2001 audit. He received his undergraduate degree from Rhodes College in Memphis, Tennessee in economics and business administration, along with receiving his Masters in Accounting from their graduate school. Mr. Griffith is a licensed CPA in both the state of Nevada and Tennessee. Professionally, Mr. Griffith is a member of the American Institute of Certified Public Accountants, The Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Society of CPAs. He heads the entire accounting department for Nutek and its subsidiaries.

Joseph Harmon (Elected as Director December 9, 2002)

After attending California State University, Mr. Harmon started his career in 1992 at The Verity Group, a full service market research company in Fullerton, CA. At the Verity Group, Mr. Harmon worked his way up to Director of Operations and managed a 300-employee operation. He helped grow the company to a 12 million dollar business and was a key player in the acquisition to The Polk Company in 1997. He then went to Diagnostic Research where he managed Telephone Research. In 1998 The Polk Company brought Mr. Harmon back in as a Sales Manager to help increase sales in the Market Research division. After Polk, Mr. Harmon helped start Datascension and became Vice President.

D.  Conflicts of Interest

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers 2002


Name              Title                  Salary             Bonus  Common Stock
Murray Conradie   President/CEO          $75,000 (1)(2)     None 	None
David Scott KincerCOO/Director           $75,000 (1)(2)     None 	None
Kristi Conradie   Vice President/Director$   -   (1)(2)	    None 	None
Jason F. Griffith CFO/Director           $35,000 (1)        None    122,915 (3)


All Executive Officers as a Group (4 persons)

(1) Per a Board Resolution, Murray N. Conradie, President, CEO and Director and David Scott Kincer, President of Datascension and Nutek COO received remuneration of $75,000 for the year. The employment contacts of Mr. Conradie and Mr. Kincer are for $150,000 annually. They accepted reduced compensation for 2002 to assist the company's cash flow and fund growth. Kristi Conradie, vice President and Director received no compensation for the year 2002. Jason
F. Griffith received $35,000.00 for the period May through December 2002.

(2) Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2002 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future, as the Company's only directors are its current executive officers.

(3) Common Stock

The Officers have not received any common stock in compensation for their services, other than the unpaid salary they have converted to common stock. The only officer to receive stock for unpaid compensation in 2002 was Jason F. Griffith. Mr. Griffith received 122,915 shares of common restricted stock for the period May through December 2002.


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


Title of Class     Name of Beneficial     Position   Amount of Shares Held Percent
		   Owner of Shares
Common             Murray N. Conradie (1) CEO / Chairman  1,375,561   1.56%
Series A Preferred Murray N. Conradie (5) CEO / Chairman    251,716  44.99%
Common             Kristi L. Conradie (2) VP / Director     413,334   0.47%
Series A Preferred Kristi L. Conradie (5) VP / Director      54,200   9.69%
Common             David Scott Kincer     COO / Director          0      0%
Series A Preferred David Scott Kincer (5) COO / Director    253,592  45.32%
Common             Jason F. Griffith (3)  CFO               122,915   0.14%
Common             Joseph Harmon (4)      VP Datascension 2,005,556   2.28%


All Executive Officers and
    Directors as a Group  (5  persons) Common  Stock    3,917,366  4.45%

All Executive Officers and
     Directors as a Group (4 persons) Series A Preferred Stock 559,508   100%


Company address for all Officers is c/o Nutek, Inc. 6330 McLeod Drive, Suite 1, Las Vegas, NV 89120

(1) Murray N. Conradie, received 1,050,000 shares of common stock for the Century Clock Mold purchase. He also received 150,861 shares as outstanding compensation for 1999. The stock for the clock molds was priced at $0.12 per share totaling $126,000.00 The compensation of 150,861 was for $2,500 a month compensation for April 1, 1999 through December 31, 1999. The stock each month was calculated by taking the close of each trading day and dividing it by the number of days to get the average. The stock for both transactions was issued January 6, 2000.

Murray Conradie received 175,000 shares of the company's common stock valued at $26,250.00 for unpaid compensation during the first six months of 2000.

(2) Kristi Conradie, resigned as an officer and Director of the Company on December 9, 2002 received 250,000 restricted shares for the purchase of Kristi and Company, patterns, client list and designs. (See Exhibit 10.1 Purchase agreement) Kristi Conradie received 163,334 shares of the company's common stock valued at $24,500.00 for unpaid compensation during the first six months of 2000.

(3) Jason F. Griffith, Nutek CFO, was elected to the Board of Directors on December 9, 2002, and has received 122,915 shares of the company's common stock valued at $5,000 for unpaid compensation for the period May through December 2002.

(4) Joseph Harmon, VP Datascension Inc, was elected to the Board of Directors on December 9, 2002, has received 2,005,556 restricted shares as a result of the purchase of Datascension Inc, in 2001.

(5)   The  Series  A  Preferred  Stock are held by the affiliates as follows  :
Murray N. Conradie, President/CEO/Director 251,716 shares; Kristi Conradie, Vice President/Director 54,200 shares and David Scott Kincer COO/Director 253,592 shares.


B.  Persons Sharing Ownership of Control of Shares

No person owns or shares the power to vote ten percent (10%) or more of the Company's common stock securities. Should the Series A preferred stock be converted to common stock, these affiliates would have the power to vote ten percent (10%) or more of the Company's securities.

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

Kristi Conradie, VP and Director of the Company, entered into a Preliminary agreement with the Company to purchase Kristi & Co., Inc. She is President/CEO and Director of Kristi & Co., Inc., a women's resort clothing line. Upon consummation of this agreement, she received 250,000 restricted shares for the purchase of Kristi and Company, the patterns, client list and designs. These shares were issued in January 2000.

Through a Board Resolution, the Company hired the professional services of Gary
V. Campbell, CPA, Ltd., to perform audited financials for the Company. Gary V. Campbell, CPA, Ltd. owns no stock in the Company. The company has no formal contracts with its accountants; they are paid on a fee for service basis. The fees paid to date were paid in cash.


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

     3.2 Articles of Amendment filed on April 10, 1992(1)

     3.3 Certificate of Amendment of Articles of Incorporation filed on 3/3/95(1)

     3.4 By-Laws of the Company adopted August 24, 1991(1)

(4)  Instruments Defining the Rights of Security Holders

     4.1 Those included in exhibit 3, and sample of Stock Certificate (1)
     4.2 Preferred Stock (1)

(10) Material Contracts

     10.1  Purchase Agreement - Kristi and Co dated 1/6/00 (1)
     10.2  Agreement for Promotion and Revenue Sharing Plan, dated 9/2/99 (1)
     10.3  Purchase Agreement - Elite Fitness, dated 10/4/99 (1)
     10.4  Purchase Agreement - Patent #5833350, dated 9/15/99 (1)
     10.5  Purchase Agreement - Clock Mold, dated 4/30/99 (1)
     10.6  Plan of Purchase and Agreement, dated 11/30/97 (1)
     10.7  Transitional Employer Agreement (1)
     10.8  Lease, dated October 15, 1999 (1)
     10.9  Letter of Intent - Mineral Acres, dated 11/1/99 (1)
     10.10 Compensation Plan (1)
     10.11 Key Employees Incentive Stock Option Plan (1)
     10.12 Purchase Agreement - Kristi & Company (2)
     10.13 Blank
     10.14 Purchase Agreement - Printing Equipment (3)
     10.15 Blank
     10.16 Employment Agreement Murray N. Conradie (4)
     10.17 Employment Agreement Donald L. Hejmanowski (4)
     10.18 Employment Agreement Kristi L. Conradie (4)
     10.19 Purchase Agreement - Datascension Inc. (5)
     10.20 Employment Agreement David Scott Kincer (5)
     10.21 Certificate of Preference Rights.
     10.22 Purchase Agreement - Sin Fronteras Inc
     10.23 Press Release dated May 29, 2002

(23) Consent of Experts and Counsel

     23.1 Statement from Gary V. Campbell, CPA, Ltd.

(27) Financial Data Schedule

     27.1 Financial Data Schedule

(1) Previously filed as an exhibit to the Company's Form 10-SB, filed January 24, 2000.
(2) Previously filed as an exhibit to the Company's Number 1 Amendment to Form 10-SB, filed May 22, 2000.
(3) Previously filed as an exhibit to the company's quarterly report for the period ended March 31, 2001
(4) Previously filed as an exhibit to the company's quarterly report for the period ended June 30, 2001
(5) Previously filed as an exhibit to the company's 8-K report dated September 27, 2001
(6) Previously filed as an exhibit to the company's 8-K report dated May 14,
2002



99       Additional Exhibits

           (i) Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (ii) Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

On March 26, 2003, Registrant filed a Current Report on Form 8-K, relating to the Company, along with a number of individual shareholders, filing a federal lawsuit on March 21, 2003 in the United States District Court, District of Nevada, against Ameritrade Holding Corp., E*Trade Group Inc., Fidelity Brokerage Services LLC, Maxim Group LLC and Charles Schwab & Company Inc., for securities fraud, breach of contract, and negligence, among other claims. The plaintiff group is also demanding declaratory and injunctive relief, including asking for general, special and punitive financial damages; and that the matter be taken up for jury trial in the jurisdiction of the United States District Court's Nevada District.

On December 13, 2002, Registrant filed a Current Report on Form 8-K, relating to the selection of Gary V. Campbell, CPA, Ltd. as the company's new independent auditor for the coming year. The passage of the Sarbanes-Oxley Act required the Company to switch auditors as the Company's current Chief Financial Officer previously served as a manager at Chavez & Koch, CPA's.

On December 10, 2002, Registrant filed a Current Report on Form 8-K, relating to a December 9, 2002, special meeting of the board of directors where Mr. Joey Harmon, vice president of Datascension and Mr. Jason F. Griffith, Nutek chief financial officer were elected to the board of directors. Mrs. Kristi Conradie resigned as a member of the board.

On December 2, 2002, Registrant filed a Current Report on Form 8-K, relating to Nutek exiting the Depository Trust and Clearing Corp. (DTCC) and Canadian Depository for Securities Limited (CDS) post-trading settlement and clearing systems.

On November 30, 2002, Registrant filed a Current Report on Form 8-K, relating to the headquarters of the Company moving from the Henderson, Nevada location to the Las Vegas, Nevada address. The Registrant occupied 6340 McLeod Drive, Suite 3, Las Vegas, Nevada 89120 for approximately one month and then upon the space being ready for move, the Registrant moved to the current location of 6330 McLeod Drive, Suite 1, Las Vegas, Nevada 89120.

On August 14, 2002, Registrant filed a Current Report on Form 8-K, relating to Murray N. Conradie, President and Chief Executive Officer of Nutek, Inc. and Jason F. Griffith, Chief Financial Officer of the Company, furnishing their certification of the financial statements for the period ending June 30, 2002, pursuant to 18 U.S.C. Section 1350.

On May 29, 2002, Registrant filed a Current Report on Form 8-K, related to an open conference call the Company was to hold on June 4th, 2002 at 1.30pm PST. All callers were given a free number to call and participate.

On May 14, 2002, Registrant filed a Current Report on Form 8-K, relating to the
May 13, 2002 purchase of Sin Fronteras, Inc. in  Costa  Rica.   Registrant  and
seller accepted the purchase price of $980,000, paid in stock.

On January 7, 2002, Registrant filed a Current Report on Form 8-K, relating to the December 27, 2001 determination to switch independent auditors to Chavez & Koch, CPA's, Ltd. as its independent accountants for the fiscal year ending December 31, 2001.


SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutek, Inc.

/s/ Murray N. Conradie
- -------------------
Murray N. Conradie,
President and Chairman

/s/ Jason F. Griffith, CPA
- -------------------
Jason F. Griffith, CPA,
Chief Financial Officer and Director


Date: March 28, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Nutek, Inc.

/s/  Jason F. Griffith, CPA
- ------------------------
Jason F. Griffith, CPA, Secretary
Date:  March 28, 2003





             CONSENTS OF EXPERTS AND COUNSEL


Gary V. Campbell, CPA, Ltd.
Certified Public Accountants
7440 West Sahara Avenue
Las Vegas, NV 89117

INDEPENDENT AUDITORS' REPORT
Board of Directors

Nutek, Inc. (The Company)
6330 McLeod Drive, Suite 1
Las Vegas, Nevada 89120

March 28, 2003

To Whom It May Concern:

Gary V. Campbell, CPA, Ltd., consents to the inclusion of our report of March 21, 2003 on the Financial Statements of Nutek Inc., as of December 31, 2002 and 2001, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very Truly yours,

/s/  Gary V. Campbell, CPA, Ltd.
- --------------------------------
Gary V. Campbell, CPA, Ltd.






<SEQUENCE>6
<FILENAME>doc5.txt

				Exhibit 99(i)

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350
AS ADOPTED PURSUANT TO
SECITON 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Nutek, Inc. (the "Company") on Form 10-K for the iscal year ended December 31, 2002 as filed with the
Securities and Exchange Commission on the date therein specified (the "Report"), I, Murray N. Conradie, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                     /s/ Murray N. Conradie
                                     ------------------------------------------

                                    MURRAY N. CONRADIE, Chief Executive Officer

Dated: March 28, 2003








<SEQUENCE>7



				Exhibit 99(ii)

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350
AS ADOPTED PURSUANT TO
SECITON 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Nutek, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Jason F. Griffith, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Jason F. Griffith, CPA
                                    -------------------------------------------
                                    JASON F. GRIFFITH, Chief Financial Officer

Dated: March 28, 2003