Form 10QSB
period 2003-03-31
NUTEK INC
filed 2003-05-14
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------

                         Commission File Number: 0-29087
-----------------------------------------------------------------------------

                                  NUTEK, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                               87-0374623
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)


   6330 McLeod Drive, Suite 1, Las Vegas, NV            89120
 ------------------------------------------------    -------------
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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

                                        1



The Registrant has 91,682,243 shares of Common stock issued and 90,723,910 outstanding, par value $.001 per share as of March 31, 2003. The Registrant has 596,408 shares of Preferred Stock Series A issued and outstanding and 508,500 shares of Preferred Stock Series B issued and outstanding as of March 31, 2002.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


                                       2



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................     4
          Balance Sheet (unaudited)............................   5-6
          Statements of Operations (unaudited).................     7
          Statements of Cash Flows (unaudited).................     8
          Notes to Financial Statements........................  9-15

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    17

Item 2.   Changes in Securities and Use of Proceeds............    17

Item 3.   Defaults upon Senior Securities......................    17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    17

Item 5.   Other Information.....................................   17

Item 6.   Exhibits and Reports on Form 8-K......................   17

Signatures......................................................   24


                                      3


                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2003. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                         4






                                  NUTEK, INC.

                               TABLE OF CONTENTS





ACCOUNTANTS' REVIEW REPORT                                             F1

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheet                                    F2-F3

      Consolidated Statement of Income	                               F4

      Consolidated Statement of Cash Flows                             F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			 F6 - F15





To the Board of Directors of
Nutek, Inc.
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Nutek, Inc. (a Nevada corporation) as of March 31, 2003 and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Nutek, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




Gary V. Campbell, CPA, Ltd.

May 12, 2003
Las Vegas, Nevada



				- F1 -






                		             BALANCE SHEET
					CONSOLIDATED BALANCE SHEETS
				AS OF MARCH 31, 2003 AND DECEMBER 31, 2002





                                                                                  UNAUDITED    AUDITED
                                                                                   3/31/03     12/31/02
ASSETS

CURRENT ASSETS:
Cash                                                                              $   170,301  $   44,371
Accounts receivable                                                                 1,349,370   1,567,277
Inventory                                                                             225,318     222,890
Accrued income                                                                         11,200      11,200
Notes receivable, related party                                                         3,750       7,500
Notes receivable, current portion                                                     753,263     753,206
Prepaid expenses                                                                      345,873     119,408
										   ----------  ----------
     Total current assets                                                           2,859,075   2,725,852
										   ----------  ----------

PROPERTY AND EQUIPMENT:
Property and equipment, net of depreciation                                         2,920,753   2,953,336
										   ----------  ----------
     Total Property and Equipment                                                   2,920,753   2,953,336
										   ----------  ----------

OTHER ASSETS:
Patent rights acquired, net of amortization                                           561,262     561,262
Notes receivable, net of current portion                                                1,376       5,800
Website assets, net of amortization                                                    28,340      19,654
Customer lists, net of amortization                                                    43,583      43,583
Patterns/designs, net of amortization                                                  44,488      44,488
Packaging design/artwork, net of amortization                                          74,687      69,687
Long-term investment                                                                    8,000       8,000
Deposits                                                                               40,784      30,284
Goodwill                                                                            1,692,782   1,692,782
Trademarks                                                                              8,000       8,000
Other assets                                                                            1,425           -
Licensing fees                                                                         50,000      50,000
										   ----------  ----------
     Total other assets                                                             2,554,727   2,533,540
										   ----------  ----------

TOTAL ASSETS:                                                                      $8,334,555  $8,212,728
										   ==========  ==========


						- F2 -




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                     $448,070    $591,723
Accrued expenses                                                                       91,125     153,233
Line of credit                                                                        374,775     373,800
Notes payable, related party                                                          230,000     170,000
Current portion of long-term notes payable                                            126,772     123,418
										   ----------  ----------
     Total current liabilities                                                      1,270,742   1,412,174
										   ----------  ----------

LONG-TERM DEBT:
Long-term notes payable                                                                45,914      58,173
Bonds payable                                                                         170,411     170,411
										   ----------  ----------
     Total long-term debt                                                             216,325     228,584
										   ----------  ----------

TOTAL LIABILITIES:                                                                  1,487,067   1,640,758
										   ----------  ----------

STOCKHOLDERS' EQUITY
Common Stock                                                                           91,682      88,974
      Common Stock, $0.001 par value, 200,000,000 shares authorized;
      91,682,243 and 88,973,910 shares issued and
      90,723,910 and 88,015,577 shares outstanding at 3/31/03 and 12/31/02.
Preferred Stock - Series A                                                                560         560
      Preferred stock - Series A, $0.001 par value, 20,000,000 shares authorized;
      559,508 shares issued and outstanding at 3/31/03 and 12/31/02.
Preferred Stock - Series B                                                                509         509
      Preferred stock - Series B, $0.001 par value, 20,000,000 shares authorized;
      508,500 shares issued and outstanding at 3/31/03 and 12/31/02.
Additional paid-in capital - common stock                                           7,690,350   7,555,559
Additional paid-in capital - preferred series A                                     3,021,131   3,021,132
Additional paid-in capital - preferred series B                                       507,992     507,991
Stock Subscription                                                                  (153,750)   (153,750)
Treasury stock                                                                      (134,388)   (134,388)
Non-Controlling Interest in Subsidiary                                                357,251     355,782
Accumulated deficit                                                               (4,533,849) (4,670,399)
										   ----------  ----------
     Total stockholders' equity                                                     6,847,488   6,571,970
										   ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $8,334,555  $8,212,728
										   ==========  ==========



			The accompanying independent accountants' review report and
				notes to financial statements should be
  			read in conjunction with these Consolidated Balance Sheets.




						- F3 -



				  STATEMENTS OF INCOME
			         FOR THREE MONTHS ENDED
				MARCH 31, 2003 AND 2002






                                                 UNAUDITED
                                            Three months ended
                                             3/31/03     3/31/02

   REVENUE                                 $1,564,999 $1,461,142

   COST OF GOODS SOLD                         736,901    769,196
					    ---------  ---------

   GROSS PROFIT                               828,098    691,946

   EXPENSES:
      Selling, general and administrative     636,877    493,628
      Depreciation expense                     64,912     56,893
      Amortization expense                          -      1,761
					    ---------  ---------
          Total expenses                      701,789    552,282

   OPERATING INCOME (LOSS)                    126,309    139,664

   OTHER INCOME/(EXPENSES):
       Interest income                            402          -
       Discount on Settlement                  24,000     10,501
       Interest expense                      (15,021)   (12,289)
       Other income                             3,000          -
       Other expenses                           (671)          -
       Minority interest in earnings          (1,469)      9,901
					    ---------  ---------
          Total other income/(expenses)        10,241      8,113

   NET ORDINARY INCOME (LOSS)                $136,550   $147,777
					    =========  =========

   Basic weighted average number of
   common shares outstanding               89,026,225 71,817,535

   Diluted weighted average number of
   common shares outstanding              144,977,025 71,817,535

   Basic Net Income (Loss) per Share           $0.002     $0.002

   Diluted Net Income (Loss) per Share         $0.001     $0.002



      The accompanying independent accountants' review report and the notes to financial statements should be read in conjunction with these Consolidated Statements of Income and Accumulated Deficit.

				- F4 -



		CONSOLIDATED STATEMENTS OF CASH FLOWS
	    FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2003




                                                           Three months ended
                                                          3/31/03   3/31/02
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss) from Operations                      $  136,550 $ 147,777
Adjustments to reconcile net income
   to net cash provided
Increase in non-controlling interest in subsidiary            1,469         -
Depreciation Expense                                         64,912    56,893
Amortization Expense                                              -     1,761
(Increase) / Decrease in Other Assets                       (1,425)         -
(Increase) / Decrease in Prepaid Expenses                 (226,464)         -
(Increase) / Decrease in Notes Receivable                         -  (25,865)
(Increase) / Decrease in Accounts Receivable                217,906 (501,493)
(Increase)/ Decrease in Deposits                           (10,500)   (8,936)
(Increase) / Decrease in Inventory                          (2,428)  (30,259)
Increase / (Decrease) in Accrued Expenses                  (62,089)         -
Increase / (Decrease) in Accounts Payable                 (143,673)   160,438
							  --------- ---------
     Net cash provided by (used) by operating activities   (25,742) (199,684)
							  --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) / Decrease in Notes Receivable                     8,117         -
(Increase) / Decrease in Other Assets                             -  (46,588)
(Increase) / Decrease in Intangibles                       (13,686)         -
(Increase)/ Decrease in Property & Equipment               (32,329)         -
							  --------- ---------
      Net cash provided by (used in) investing activities  (37,898)  (46,588)
							  --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Capital Stock                                   137,500         -
Increase/(Decrease) in Short Term Loans Payable                 975         -
Increase/(Decrease) in Long Term Loans Payable               51,095   240,113
							  --------- ---------
      Net cash provided by (used in) financing activities   189,570   240,113
							  --------- ---------

Balance as at beginning of period                            44,371    60,610
Net decrease in cash                                        125,930   (6,159)
							  --------- ---------
Balance as at end of period                                $170,301   $54,451


SUPPLEMENTAL INFORMATION:
Interest Paid                                               $15,021   $12,289
Taxes Paid                                                  $     -   $     -





				- F5 -




                                  NUTEK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

   Nutek, Inc. was incorporated in August 1991 under the laws of the State of Nevada as Nutek, Inc. (the "Company") and is engaged in multiple industries.

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

   Kristi & Co., a Nevada corporation doing business in California, was incorporated on September 13, 1999. The company markets women's resort wear. The company purchased clothing designs and design groups on January 6, 2000.

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


				- F6 -

   INVENTORY VALUATION
   Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

   USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

   COMPREHENSIVE INCOME
   Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended March 31, 2003.

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

   Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

                        Computer equipment            5 years
                        Drilling equipment           20 years
                        Factory equipment             7 years
                        Furniture and fixtures        7 years
                        Office equipment              5 years
                        Equipment and machinery      20 years
                        Molds and tooling            20 years

   All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

   INTANGIBLE ASSETS
   The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but renewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of March 31, 2003.


				- F7 -


   The following intangible assets have also been assessed under guidance from SFAS No. 142, and concluded that they have not significantly decreased and there has been no reduction in the usefulness of the assets as of March 31, 2003: clothing patterns and designs, artwork, customer lists, packaging designs, patents, and trademarks.

   EARNINGS PER SHARE
   Basic earnings per share are computed using the weighted average number of shares of common stock outstanding for the period end. The net income
   (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

   Diluted earnings per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

   COMPENSATED ABSENCES
   The Company has made no accrual for vacation or sick pay because the Company does not provide for these benefits. Therefore, the amount of compensation is not reasonably estimable.

   ADVERTISING
   Advertising costs are expensed when incurred. There were no amounts paid for advertising for the three months ended March 31, 2003.

   DEPLETION
   Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

   RESEARCH AND DEVELOPMENT
   The Company expenses its research and development in the periods incurred.


NOTE 3 - PROPERTY AND EQUIPMENT

   Property and equipment are made up of the following as of March 31, 2003:

      Drilling equipment                        $     138,220
      Factory equipment                                 1,381
      Equipment and machinery                       1,780,372
      Molds and tooling                               758,065
      Office equipment                                386,146
      Trade show booths                                 6,150
      Leasehold improvements                          514,545
      Accumulated depreciation                      (664,126)
						-------------
                                                $   2,920,753



				- F8 -


NOTE 4 - STOCKHOLDERS' EQUITY

During the first quarter of 2003, the Company issued 1,250,000 shares of restricted stock to private investors and issued 1,458,333 shares for services for the period ended March 31, 2003.



NOTE 5 - LONG-TERM NOTE PAYABLE

   The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at March 31, 2003:

   Note payable to Investor; no specific
   repayment terms, interest at 12% annually through February
   2004.  The loan is secured by stock in Nutek Oil, Inc.  $       84,750

   Note payable to R.L. Polk, no specific repayments terms
   and no stated interest rate.  Secured by assets.                45,000

   Note payable to Vendor, monthly payments of $348
   inclusive of 7% annual interest through September 2006,
   secured by equipment.                                           12,557

   Note payable to Vendor, monthly payments of $906,
   inclusive of 12% annual interest through February 2006.
   Secured by equipment.                                           30,379
                                                                  172,686
   Less current portion                                         (126,772)
                                                           $       45,914
   Principal maturities are as follows:

         Twelve months ended March 31,
         2004                                   $     126,772
	 2005     				       28,362
	 2006  					       15,964
         2007                                           1,588
						-------------
                                                $     172,686




NOTE 6 - INCOME TAXES

   Deferred income taxes result from timing differences in the recognition of expense for tax and financial statement purposes. Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS 109) requires deferred tax liabilities or assets at the end of each period to be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. The sources of those timing differences and the current tax effect of each were as follows:

         Depreciation and amortization                 $     (77,624)
         Net operating loss carry forward                    124,051
         Valuation allowance                                 (46,427)
						       --------------
                                                       $          -


   The components of the net deferred tax asset at March 31, 2003 under SFAS 109 are as follows:

         Depreciation and amortization                 $   (786,209)
         Net operating loss carry forward                   917,862
         Valuation allowance                               (131,653)
						       --------------
                                                       $          -

   Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:
                                                             Percent of
                                                               Pretax
                                                   Amount      Income
         Expected                                $ 46,427        34%
         Valuation allowance                       46,427)      (34%)
						 ---------      -----
         Actual expense                          $    -           0%



				- F9 -


NOTE 7 - LINE OF CREDIT

   The Company has a line of credit agreement with a financial institution that provides maximum borrowing of $375,000. Interest on outstanding balances accrues at 7% and is payable monthly. The line has no specific expiration date and is secured by the company assets and receivables.


NOTE 8 - RELATED PARTY TRANSACTIONS

   The Company holds a note payable to a shareholder, in the amount of $45,000. This agreement has no specific repayment terms, and 3% interest annually through June 2004. This loan is unsecured.

   The Company holds a note payable to a shareholder, in the amount of $55,000. This agreement has no specific repayment terms, no annual interest, and no defined maturity date. This loan is unsecured.

   The Company holds a note payable to a shareholder, in the amount of $50,000. This agreement has no specific repayment terms, and 10% interest annually through June 2003. This loan is unsecured.

   The Company holds a note payable to a shareholder in the amount of $20,000. This agreement has no specific repayment terms, and 10% interest annually through June 2006. This loan is unsecured.

   The Company holds an outstanding note payable to a shareholder in the amount of $50,000. This payable accrues interest at 10% annually through January 2004. All principal and interest is due in full on January 24, 2004.

   The Company has an outstanding note payable to a related party, in the amount of $10,000. This payable has no stated interest rate and no specific repayment terms.

   The Company holds bonds payable in the amount of $170,411 to various individuals with no specified repayment terms and no stated interest rates. Amounts are to be converted to company stock.

   The Company has an outstanding receivable to a shareholder, in the amount of
   $3,750.   This  receivable  has  no  stated  interest  rate  and no specific repayment terms.


NOTE 9 - CONTINGENCIES AND COMMITMENTS

   SUBSCRIPTIONS RECEIVABLE
   The Company has received common stock subscriptions in the amount of $153,750. The Company reported this as part of a shareholder's equity.

     LEASES
     The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

     At March 31, 2003, aggregate future minimum payments under these leases, are as follows:

          Twelve months ended March 31,
        2004                                             $     148,988
        2005   						       139,601
        2006                                                   141,341
        2007 						       104,693
        2008                                                   104,693
        Thereafter                                             290,302
						         -------------
        Total minimum lease payments                     $     929,618



				- F10 -


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

   SRC INTERNATIONAL, INC.
This company was acquired for 1,000,000 shares of the company's common stock for all the outstanding stock of SRC International, Inc. in a transaction consummated on April 1, 1998. SRC International, Inc. manufactures "Super Glide," a rail covering made of an extremely durable, super-slick, space age polymer designed to reduce friction between rails and hangers in the dry cleaning and garment industries. The business combination ahs been accounted for under the pooling of interest method.

   CENTURY CLOCKS, INC.
   This company was incorporated in Nevada on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

   KRISTI & CO.
   This company was acquired January 6, 2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi & Co., and a note payable in the amount $50,000 which has been paid in full as of March 31, 2003. Kristi & Co. has the rights to certain women's resort wear clothing designs and design groups. Kristi & Co. plans to market these items and to continue creating new designs. Kristi & Co. was incorporated September 13, 1999.

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


				- F11 -


   Management based its evaluation on the fact that these customer lists, designs, and patterns had previously generated revenues of approximately 18 months. Nutek, Inc. estimated the customer list at $50,000 and the designs and patterns at $50,000.

   Current sales and cash flows of Kristi & Co.'s line indicate that the valuation was accurate. The Company anticipates selling these items since Kristi & Co. is no longer in business.

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



NOTE 12 - MINORITY INTEREST IN SUBSIDIARIES

   The Company has accounted for minority interest in Nutek Oil, Inc. in the amount of $1,469. This amount represents the 22.82% interest owned by various individuals other then Nutek, Inc.





				- F12 -






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

The Company's websites can be found at: www.nutk.com; www.tekplate.com and www.datascension.com

(i) Short-term Objectives:


The Company plans to accomplish the following:

 - Introduce an audit committee
 - Introduce a compensation committee comprised of a majority of independent members
 - Continue the expansion of Datascension
 - Expand Datascension to have International operations
 - Continue market penetration and consumer awareness of the Tekplate product
 - Make acquisitions of strategic competitors
 - Develop strategic Joint Venture relationships


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

1) During the First Quarter ended March 31, 2003 the Company had a net profit of $136,550 from operations against revenues of $1,564,999 as compared to a net profit from operations of $147,777 against revenues of $1,461,142 for the same quarter last year. The Company has increased its selling, general and administration costs from $493,628 for the same period last year to $636,877 for the First Quarter this year. Depreciation costs for the First Quarter this year were $64,912 as compared to $56,893 for the same period last year.

As of March 31, 2003, the Company has ninety one million six hundred eighty two thousand two hundred forty three (91,682,243) shares of its $0.001 par value common voting stock issued and ninety million seven hundred twenty three thousand nine hundred ten (90,723,910) outstanding which are held by approximately six hundred fifty (650) shareholders of record. The Company also has five hundred and eight thousand five hundred (508,500) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of March 31, 2002. All Series B Preferred shares, which have been issued, were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option. The Company also has five hundred and ninety-six thousand four hundred and eight (596,408) shares of its $0.001 par value Preferred Stock Series A issued and outstanding, as of March 31, 2003.

2) Results of Operations

For the First Quarter, ended March 31, 2003, the Company has generated $1,461,142 in revenues and generated a profit of $147,777 for the same period. This compares to revenues of $1,461,142 and a profit of $147,777 for the same period last year. The Company has increased its working capital position by $274,655 from a positive $1,313,678 at December 31, 2002 to a positive $1,588,333 on March 31, 2003.

The majority of the Company's expenses for the quarter included payroll and administrative costs.

Ending this first quarter of 2003 the company has accomplished more than 90% of the cost cutting strategies implemented almost 12 months ago as part of our overall internal restructuring and cost cutting measures.

Our revenues would have been higher this first quarter, but during the month of February and into late March we moved our Datascension operations from the Riverside facility to new state of the art premises in Brea, California. This will result in significant long-term savings as we have decreased the size of the facilities in California from over 22,000 sq.ft to approximately 8,000 sq.ft. Additionally, with this move, approximately 125 employees were terminated from the Riverside facility and replacements were hired and are being trained at our Costa Rican facilities.

As is the case in major moves and adjustments like this, we had to plan for service interruptions and scheduled the available production hours around this move so none of our clients would receive any disruption in the quality services we offer them.

Since this move is now completed, we will now focus on expanding our Costa Rican operations to keep up with the level of demand for our Datascension services.

TekPlate has undergone a complete repositioning under Mr. Silverman's direction in terms of packaging, literature and the www.tekplate.com website will be updated to reflect the new positioning of this product. The online store will be re-opening and a password-protected store will be available allowing vendors to place orders directly online.

The Company's subsidiary Nutek Oil is currently raising $1 million by offering a Preferred Stock that offers an 8% annual interest. This is being undertaken so as not to dilute the common shares in that company while operations are increased in an attempt to increase the revenues and results of that company.


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

The Company currently has approximately three hundred twenty three (323) employees of which six (6) are Officers of the Company. As the Company continues to grow and develop its product lines it will need to add employees.

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

                                        18

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


                                       19



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

The Company is currently involved in the following litigation:

The previous facility leased by Registrant in Henderson, Nevada was leased for the purpose of consolidating all the operations into one location. A prior tenant of the premises had vacated the premises leaving fixtures that occupied approximately 50% of the floor space in the warehouse. The landlord had agreed to have this equipment removed within 90 days. This did not occur and after 14 months, when the equipment had not been removed from the premises; a decision was made to find alternate premises and terminate the lease for cause. The Registrant is claiming damages, and this litigation is currently active.

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

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

Exh. 99-1

                                   FORM 8-K

                                CURRENT REPORT


ITEM 5. OTHER ITEMS

a.) CANCELLATION OF S-8 ISSUANCE

      The legal services agreement ("Services Agreement") commencing 27th day of January 2003, by and between James W. Christian of Christian, Smith & Jewell, L.L.P., of Houston, Texas and Nutek Inc. has been concluded. All S-8 stock issued to James W. Christian and held in a third party escrow account as a retainer to guarantee payment will be returned to the company and cancelled by the transfer agent.

b.) CHANGE OF ADDRESS

      The new address for the Company is 6330 McLeod Drive, Suite 1, Las Vegas Nevada 89120. The Company previously moved to 6340 McLeod, as our current space was not available. The telephone number for the business remains the same.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  February 24, 2003



Exh. 99-2

                                   FORM 8-K

                                CURRENT REPORT

ITEM 5. OTHER ITEMS

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

Date:  March 26, 2003


                                         20



                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Nutek, Inc.
                                               ------------
                                               (Registrant)

/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: May 14, 2003




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Nutek, Inc.

/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  May 14, 2003