Form 10QSB/A
period 2003-03-31
NUTEK INC
filed 2003-05-15
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB/A

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

                                        1



The Registrant has 91,682,243 shares of Common stock issued and 90,723,910 outstanding, par value $.001 per share as of March 31, 2003. The Registrant has 596,408 shares of Preferred Stock Series A issued and outstanding and 508,500 shares of Preferred Stock Series B issued and outstanding as of March 31, 2003.

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

As of March 31, 2003, the Company has ninety one million six hundred eighty two thousand two hundred forty three (91,682,243) shares of its $0.001 par value common voting stock issued and ninety million seven hundred twenty three thousand nine hundred ten (90,723,910) outstanding which are held by approximately six hundred fifty (650) shareholders of record. The Company also has five hundred and eight thousand five hundred (508,500) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of March 31, 2003. All Series B Preferred shares, which have been issued, were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option. The Company also has five hundred and ninety-six thousand four hundred and eight (596,408) shares of its $0.001 par value Preferred Stock Series A issued and outstanding, as of March 31, 2003.

2) Results of Operations

For the First Quarter, ended March 31, 2003, the Company has generated $1,564,999 in revenues and generated a profit of $136,550 for the same period. This compares to revenues of $1,461,142 and a profit of $147,777 for the same period last year. The Company has increased its working capital position by $274,655 from a positive $1,313,678 at December 31, 2002 to a positive $1,588,333 on March 31, 2003.

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

UPDATE

The attorneys representing the plaintiffs in the federal lawsuit filed on March 21, 2003 in the United States District Court, District of Nevada, have received communication from the attorneys representing several of the defendants. These defendants have requested a desire to settle this lawsuit if the shares are delivered immediately. Plaintiffs and their attorneys will be reviewing the terms of the proposed settlement once they are received.






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