Form 10QSB
period 2003-06-30
NUTEK INC
filed 2003-08-12
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2003
-----------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

                                        1



The Registrant has 92,499,834 shares outstanding, par value $.001 per share as of June 30, 2003. The Registrant has 596,408 shares of Preferred Stock Series A issued and outstanding and 508,500 shares of Preferred Stock Series B issued and outstanding as of June 30, 2003.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


                                       2



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................     4
          Balance Sheet (unaudited)............................   5-6
          Statements of Operations (unaudited).................     7
          Statements of Cash Flows (unaudited).................     8
          Notes to Financial Statements........................  9-16

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    17

Item 3. Controls and Procedures................................    18




PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    19

Item 2.   Changes in Securities and Use of Proceeds............    19

Item 3.   Defaults upon Senior Securities......................    19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    19

Item 5.   Other Information.....................................   19

Item 6.   Exhibits and Reports on Form 8-K......................   19

Signatures......................................................   20


                                      3


                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2003, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2003. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                  NUTEK, INC.

                               TABLE OF CONTENTS



ACCOUNTANTS' REVIEW REPORT                                              4

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheet                                    5 - 6

      Consolidated Statements of Income                                 7

      Consolidated Statements of Cash Flows                             8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         9 - 16



To the Board of Directors of
Nutek, Inc.
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Nutek, Inc. (a Nevada corporation) as of June 30, 2003 and the related statements of income, changes in stockholders' equity and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Nutek, Inc.

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


Gary V. Campbell, CPA, Ltd.

August 8, 2003
Las Vegas, Nevada

                                       4



				       NUTEK INC.
				     BALANCE SHEETS
			  AS OF JUNE 30, 2003 AND DECEMBER 31, 2002



                    ASSETS

                                               June 30, 2003    December 31, 2002
Current Assets:
  Cash                                              $179,031          $44,371
  Accounts receivable                              1,601,675        1,567,277
  Inventory                                          225,548          222,890
  Accrued income                                      11,200           11,200
  Prepaid expenses                                   275,561          119,408
  Note receivable, related party                     649,900          753,206
  Current portion of notes receivable                 14,420            7,500
						  ----------	   ----------
     Total current assets                         $2,957,335       $2,725,852

Property and Equipment, net of
    accumulated depreciation                       2,885,540        2,948,032

Other Assets:
  Line of credit fee, net of amortization                950                -
  Trade show booths, net of amortization                   -            5,304
  Note receivable, net of current portion                  -            5,800
  Deposits                                            46,784           30,284
  Patent rights acquired, net of amortization        561,262          561,262
  Long-term investment                                 8,000            8,000
  Website assets, net of amortization                 29,340           19,654
  Customer lists, net of amortization                 44,583           43,583
  Patterns/designs, net of amortization               43,611           44,488
  Packaging design/artwork, net of amortization       82,851           69,687
  Goodwill                                         1,692,782        1,692,782
  Trademarks                                           8,000            8,000
  Licensing fees                                      50,000           50,000
						  ----------	   ----------
     Total other assets                            2,568,163        2,538,844

Total Assets                                      $8,411,038       $8,212,728
						  ==========	   ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          June 30, 2003     December 31, 2002
Current Liabilities:
  Accounts payable                                             $157,462         $591,723
  Accrued expenses                                              254,009          153,233
  Line of credit                                                374,775          373,800
  Notes payable, related party                                  272,475          170,000
  Current portion of long-term notes payable                     99,490          123,418
							     ----------       ----------
     Total current liabilities                               $1,158,211       $1,412,174

Long-Term Debt:
  Long-term notes payable, net of current portion                33,845           58,173
  Bonds payable                                                 170,411          170,411
							     ----------       ----------
     Total long-term debt                                       204,256          228,584

Total Liabilities                                             1,362,467        1,640,758
							     ----------       ----------

Stockholders' Equity:
  Common stock:
    Common stock, $0.001 par value, 200,000,000
    shares authorized; 93,458,167 shares issued,
    92,499,834 outstanding at June 30, 2003                      93,458           88,974
  Preferred stock Series A:
    Preferred stock, $0.001 par value, 10,000,000
    shares authorized; 559,508 Series A shares
    issued and outstanding at June 30, 2003                         560              560
  Preferred stock Series B:
    Preferred stock, $0.001 par value, 10,000,000
    shares authorized; 508,500 Series B shares
    issued and outstanding at June 30, 2003                         509              509
  Additional paid-in capital-common stock                     7,732,025        7,555,559
  Additional paid-in capital-preferred Series A               3,021,131        3,021,132
  Additional paid-in capital-preferred Series B                 507,992          507,991
  Noncontrolling interest in subsidiary of Nutek Oil, Inc.      356,332          355,782
  Subscriptions receivable                                    (153,750)        (153,750)
  Treasury stock, at cost; 958,333 shares at June 30, 2003    (134,388)        (134,388)
  Accumulated Deficit                                       (4,375,298)      (4,670,399)
							     ----------       ----------
     Total stockholders' equity                               7,048,571        6,571,970

Total Liabilities and Stockholders' Equity                   $8,411,038       $8,212,728
							     ==========       ==========




				       		 NUTEK INC.
					     STATEMENT OF INCOME
		   		    FOR THE THREE MONTHS AND SIX MONTHS
					ENDED JUNE 30, 2003 AND 2002




                                         3 Months Ended 3 Months Ended 6 Months Ended 6 Months Ended
                                         June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002

Revenue                                      $1,936,083     1,605,037     3,501,082     3,066,179

Cost of Goods Sold                            1,148,589       568,748     1,885,490     1,337,945
					      ---------	    ---------	  ---------	---------
Gross Profit                                    787,494     1,036,289     1,615,592     1,728,234

Expenses:
  Selling, general and administrative           563,061       736,193     1,199,938     1,229,821
  Depreciation                                   63,808        48,559       128,720       105,452
  Amortization                                        -        21,101             -        22,862
					      ---------	    ---------	  ---------	---------
     Total expenses                             626,869       805,853     1,328,658     1,358,135

Operating Income                                160,625       230,436       286,934       370,099

Other Income (Expense):
  Interest income                                   781             -         1,183             -
  Forgiveness of debt                            15,474             -        39,474             -
  Other income                                        -        14,953          (671)            -
  Interest expense                              (22,248)      (16,478)      (37,269)      (28,767)
  Other income                                    3,000             -         6,000        35,355
  Minority interest, Nutek Oil, Inc.                919             -         (550)             -
					      ---------	    ---------	  ---------	---------
     Total other income (expense)                (2,074)       (1,525)        8,167         6,588

Net Ordinary Income                            $158,551      $228,911      $295,101      $376,687


Basic weighted average number of  common
  shares outstanding                         91,309,379    79,223,967    90,174,109    75,541,211

Diluted weighted average number of common
  shares outstanding                        147,260,179   139,373,267   146,124,909   135,690,511

Basic Net Income Per Share                       $0.002        $0.003        $0.003        $0.005

Diluted Net Income Per Share                     $0.001        $0.002        $0.002        $0.003

				       NUTEK INC.
				STATEMENT OF CASH FLOWS
			FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002




                                                                 6 Months Ended
                                                          June 30, 2003    June 30, 2002

    Cash Flows From Operating Activities:
         Net income                                         $  295,101      $376,687
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation Expense                                128,720       105,452
           Amortization Expense                                      -        22,862
           Increase (Decrease) non-controlling
            interest in subsidiary                                 550             -
           Increase in accounts receivable                     (34,399)     (733,553)
           Increase in inventory                                (2,658)     (101,900)
           (Increase) Decrease in line of credit fees             (950)            -
           (Increase) Decrease in prepaid expenses            (156,152)          500
           Increase in deposits                                (16,500)         (390)
           Decrease in accounts payable                       (434,261)     (108,780)
           Increase in accrued expenses                        101,689       100,254
 							      --------	    --------
            Net cash used by operating activities             (118,860)     (338,868)

     Cash Flows From Investing Activities:
           (Increase) Decrease on notes receivable             102,186        (2,383)
           (Increase) Decrease in property and equipment       (64,575)      (34,423)
           (Increase) / Decrease in other assets                     -       (14,510)
           Purchase of intangible assets                       (20,236)            -
 							      --------	    --------
            Net cash provided by investing activities           17,375       (51,316)

     Cash Flows From Financing Activities:
           Increase (Decrease) in notes payable                 95,364       130,158
           Increase (Decrease) in notes payable                (41,144)      247,392
           Issuance of common stock                            180,950       (32,127)
           Increase (Decrease) in Treasury Stock                     -        (3,000)
           Proceeds from line of credit                            975             -
 							      --------	    --------
            Net cash provided by financing activities          236,145       342,423

 							      --------	    --------
         Net Increase in Cash                                  134,660       (47,761)
 							      --------	    --------
         Balance, Beginning                                     44,371        60,610

         Balance, Ending                                     $ 179,031       $12,849

         Interest Paid                                       $  36,211       $16,478

         Taxes Paid                                               $-            $-


   Non-Cash Investing and Financing Activities:
     The Company issued 442,591 and 1,900,924 shares of common stock for services during the three months and six months ended June 30, 2003 respectively.



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

   Kristi & Co.,  a Nevada corporation, was incorporated on September 13, 1999.
   The company markets  women's  resort  wear.   The company purchased clothing
   designs and design groups on January 6, 2000.

   Nutek Oil, Inc. was incorporated on December 3, 1998. The company is in the oil producing business and purchased selected equipment and assets on February 23, 2000 from Clipper Operating Company. During 2001, Nutek Oil, Inc. began operations as a separate company.

   Datascensions, Inc. and related assets were purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascensions, Inc. is a premier data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascension, Inc. expanded operations into Costa Rica purchasing Sin Fronteras, Inc.

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

   CONSOLIDATION POLICY
   The accompanying consolidated financial statements include the accounts of Nutek, Inc. and its different business segments: SRC International, Inc., Century Clocks, Inc., Kristi & Co., Datascensions, Inc., and Nutek Oil, Inc. All significant inter-company balances and transactions have been eliminated.

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

   COMPREHENSIVE INCOME
   Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the six months ended June 30, 2003.

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

   INTANGIBLE ASSETS
   The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of June 30, 2003.

   The following intangible assets have also been assessed under guidance from SFAS No. 142, and concluded that they have not significantly decreased and there has been no reduction in the usefulness of the assets as of June 30, 2003: clothing patterns and designs, artwork, customer lists, packaging designs, patents, and trademarks.

   NET INCOME PER SHARE
   Basic net income per share are computed using the weighted average number of shares of common stock outstanding for the period end. The net income
   (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at net income per share.

   Diluted net income per share reflects  the  potential   dilution  that could
   occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

   COMPENSATED ABSENCES
   The Company has made no accrual for vacation or sick pay because the Company does not provide for these benefits.

   ADVERTISING
   Advertising costs are expensed when incurred. Advertising for the three months and six months ended June 30, 2003 amounted to $304.

   DEPLETION
   Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

   RESEARCH AND DEVELOPMENT
   The Company expenses its research and development in the periods incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

   Property and equipment are made up of the following as of June 30, 2003:

      Drilling equipment                        $     138,220
      Factory equipment                                 1,381
      Equipment and machinery                       1,780,372

      Molds and tooling                         $     758,065
      Office equipment                                416,354
      Trade show booths                                 6,150
      Leasehold improvements                          516,584
      Accumulated depreciation                       (731,586)
						-------------
                                                 $  2,885,540

NOTE 4 - STOCKHOLDERS' EQUITY

   During 2003, the Company sold 1,250,000 shares of common stock for $50,000 and 1,333,333 shares of common stock for $35,000.

   The Company also issued 1,900,924 shares of common stock for services for the six months ended June 30, 2003.

NOTE 5 - LONG-TERM NOTE PAYABLE

   The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at June 30, 2003:

   Note payable to a vendor no specific repayment
   terms, interest at 12% annually through February
   2004.  The loan is secured by stock in Nutek Oil, Inc.  $       61,542

   Note payable to a vendor, no specific repayments terms
   and no stated interest rate, secured by assets.                 42,500

   Note payable to a vendor, monthly payments of $348
   inclusive of 7% annual interest through September 2006,
   secured by equipment.                                           11,793

   Note payable to a vendor, monthly payments of $906,
   inclusive of 12% annual interest through February 2006
   secured by equipment.                                           17,500
                                                                  133,335
   Less current portion                                           (99,490)
							   --------------
                                                           $       33,845
   Principal maturities are as follows:
         Twelve months ended June 30,
         2004                                  $       99,490
         2005                                          26,046
         2006                                           7,799
         2007                                              -
					       --------------
                                                $     133,335

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
                                              3 MONTHS          6 MONTHS
                                                ENDED             ENDED
                                            JUNE 30, 2003    JUNE 30, 2003
         Depreciation and amortization    $     (77,624)      $    47,081
         Net operating loss carryforward        124,051            53,253
         Valuation allowance                    (46,427)         (100,334)
					  -------------      ------------
                                          $        -          $       -

   The components of the net deferred tax asset at June 30, 2003 under SFAS 109 are as follows:

         Depreciation and amortization                 $   (910,913)
         Net operating loss carryforward                    988,659
         Valuation allowance                                (77,746)
						       ------------
                                                       $         -

   Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                3 MONTHS     PERCENT OF   6 MONTHS   PERCENT OF
                                  ENDED       PRETAX       ENDED       PRETAX
                              JUNE 30, 2003   INCOME   JUNE 30, 2003   INCOME
         Expected               $  46,427      34%      $ 100,334       34%
         Valuation allowance      (46,427)    (34%)      (100,334)     (34%)
         Actual expense     $       -           0%      $     -          0%

NOTE 7 - LINE OF CREDIT

   The Company has a line of credit agreement with a financial institution, which provides maximum borrowing of $375,000. Interest on outstanding balances accrues at 7% and is payable monthly. The line has no specific expiration date and is secured by Murray Conradie and Scott Kincer .

NOTE 8 - RELATED PARTY TRANSACTIONS

   The Company holds a note payable a shareholder, in the amount of $45,000. This agreement has no specific repayment terms, and 3% interest annually through June 2004. This loan is unsecured.

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

   The Company holds an outstanding note payable to a shareholder, in the amount of $50,000. This payable accrues interest at 10% annually through January 2004. All principal and interest is due in full on January 24, 2004.

   The Company has an outstanding note payable to Murray Conradie in the amount of $14,475. This payable has no stated interest rate and no specific repayment terms.

   The Company has an outstanding note payable to Scott Kincer in the amount of
   $38,000.   This  payable accrues interest at 1% monthly due on the first day of each month.

   The Company holds bonds payable in the amount of $170,411 to various individuals with no specified repayment terms and no stated interest rates. Amounts are expected to be converted to company stock in the near term.

   The  Company has an outstanding receivable from a shareholder, in the amount
   of $3,750.   This  receivable  has  no  stated interest rate and no specific repayment terms.

   The Company has an outstanding receivable from a shareholder, related to the purchase of Sin Fronteras, Inc., in the amount of $646,150. This receivable has no stated interest rate due in full on or before April 30, 2004.

NOTE 9 - CONTINGENCIES AND COMMITMENTS

   SUBSCRIPTIONS RECEIVABLE
   The Company has received common stock subscriptions in the amount of $153,750. The Company reported this as part of a shareholder's equity.

   LEASES
   The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

   At June 30, 2003, aggregate future minimum payments under these leases, are as follows:

        Twelve months ended June 30,
        2004                                             $     181,223
        2005                                                   174,509
        2006                                                   177,989
        2007                                                   104,693
        2008                                                   105,917
        Thereafter                                             255,100
							 -------------
        Total minimum lease payments                     $     999,431

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

   KRISTI & CO.
   This company was acquired January 6, 2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi & Co., and a note payable in the amount of $50,000 which has been paid in full as of June 30, 2003. Kristi & Co. has the rights to certain women's resort wear clothing designs and design groups. Kristi & Co. plans to market these items and to continue creating new designs. Kristi & Co. was incorporated September 13, 1999.

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

   DATASCENSIONS, INC.
   This company was acquired on July 2, 2001 for $2,000,000 of Nutek, Inc.'s restricted common stock in exchange for the outstanding common stock of Datascensions, Inc. There were 27,500,000 shares issued. Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. Datascensions, Inc. is a premiere data solutions company representing unique expertise in collection, storage, processing, and interpretation of data.

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

NOTE 12 - MINORITY INTEREST IN SUBSIDIARIES

   The Company has accounted for minority interest in Nutek Oil, Inc. in the amount of $(549) for the six months ended June 30, 2003. This amount represents the 22.82% interest owned by various individuals other then Nutek, Inc.




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

The Company's websites can be found at: www.nutk.com; www.tekplate.com; and www.datascension.com; and www.nutekoil.com

(i) Short-term Objectives:


The Company plans to accomplish the following:

 - Introduce an audit committee
 - Introduce a compensation committee comprised of a majority of independent members
 - Invest in automatic predictive dialers for our Costa Rica facilities, which will further increase productivity by 20-30%.
 - Further expand Datascension's International operations into additional countries.
 - Continue market penetration and consumer awareness of the Tekplate product
 - Make acquisitions of strategic competitors.
 - Develop strategic Joint Venture relationships.


(ii) Long-term Objectives:

 - Expand the Tekplate penetration to both a national and international level.
 - Secure significant business opportunities for Datascension Inc.
 - Complete in-field drilling of 20 additional oil wells.

There is a planned sale of significant equipment and assets to include, Kristi & Co., Inc, Century Clocks Inc., SRC International Inc. The company anticipates a significant capital infusion into the company from the sale of these assets, which will provide additional capital for the purchase of Tekplate inventory and the further expansion of Datascension into the International markets. Excluding any potential acquisition, the Company's work force is expected to increase at a rate equal to actual increases of our business operations.

1) During the Second Quarter ended June 30, 2003 the Company had a net profit of $158,551 from operations against revenues of $1,936,083 as compared to a net profit from operations of $228,911 against revenues of $1,605,037 for the same quarter last year. The Company has decreased its selling, general and administration costs from $736,193 for the same period last year to $563,061 for the Second Quarter this year. Depreciation costs for the Second Quarter this year were $63,808 as compared to $48,559 for the same period last year.

As of June 30, 2003, the Company has ninety three million four hundred fifty eight thousand one hundred thirty four (93,458,167) shares of its $0.001 par value common voting stock issued and ninety two million four hundred ninety nine thousand eight hundred thirty four (92,499,834) outstanding which are held by approximately six hundred and eighty nine (689) shareholders of record. The Company also has five hundred and eight thousand five hundred (508,500) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of June 30, 2002. All Series B Preferred shares, which have been issued, were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option. The Company also has five hundred and ninety-six thousand four hundred and eight (596,408) shares of its $0.001 par value Preferred Stock Series A issued and outstanding, as of June 30, 2003.

2) Results of Operations

For the Second Quarter, ended June 30, 2003, the Company has generated $1,936,083 in revenues and generated a profit of $158,551 for the same period. This compares to revenues of $1,605,037 and a profit of $228,911 for the same period last year. The Company has increased its working capital position by $485,446 from a positive $1,313,678 at December 31, 2002 to a positive $1,799,124 on June 30, 2003.

Revenues have increased from the same period in 2002 with the net income percentage increasing at a slower rate. The reason for this is two fold, (1) to keep in line with our growth strategy of continually obtaining clients, thus the need to forgo larger margins in the short term to lock the client in for the long term and (2) our workforce has increased 30% during the last quarter and as a result we do not see the benefit of the increased workforce while their three week training phase is being completed.

The majority of the Company's expenses for the quarter included payroll and administrative costs.

Ending this second quarter of 2003 the company has accomplished most of the cost cutting strategies implemented almost 12 months ago as part of our overall internal restructuring and cost cutting measures.

TekPlate has undergone a complete repositioning under Mr. Silverman's direction in terms of packaging, literature and the www.tekplate.com website has been updated to reflect the new positioning of this product. The online store will be re-opening in late August and a password-protected store will be available allowing vendors to place orders directly online.

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

As an ongoing concern, if the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants, which would restrict the Company's operations.

The Company currently has  approximately four hundred thirty (430) employees of
which six (6) are Officers of  the  Company.   As the Company continues to grow
and develop its product lines it will need to add employees.

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

Earnings Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.

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


                                       19



Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.




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

Although some of the plaintiffs had agreed to settle the failed delivery of certificates to shareholders if the shares were delivered by July 2, 2003, the settlement proposed by the brokerages was not carried out as agreed. The company has now retained additional counsel and will be filing further lawsuits against the plaintiffs seeking defaults against these brokerages firms. The company and shareholders will be amending the current complaints to include additional shareholders which have since run into the same problems and the company has requested injunctions against these firms for immediate delivery of the certificates to shareholders.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

None


                                         20

                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Nutek, Inc.
                                               ------------
                                             (Registrant)
/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: August 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.
Nutek, Inc.

/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  August 12, 2003