Form 10QSB
period 2003-09-30
NUTEK INC
filed 2003-11-14
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2003
-----------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

                                        1



The Registrant has 95,889,245 outstanding, par value $.001 per share as of September 30, 2003. The Registrant has 524,508 shares of Preferred Stock Series A issued and outstanding and 508,500 shares of Preferred Stock Series B issued and outstanding as of September 30, 2003.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


                                       2



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................     4
          Balance Sheet (unaudited)............................   5-6
          Statements of Operations (unaudited).................     7
          Statements of Cash Flows (unaudited).................     8
          Notes to Financial Statements........................  9-14

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    15

Item 3. Controls and Procedures................................    16




PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    17

Item 2.   Changes in Securities and Use of Proceeds............    17

Item 3.   Defaults upon Senior Securities......................    17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    17

Item 5.   Other Information.....................................   17

Item 6.   Exhibits and Reports on Form 8-K......................   17

Signatures......................................................   24


                                      3


                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30, 2003, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2003. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                         4



To the Board of Directors of
Nutek, Inc.
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Nutek, Inc. (a Nevada corporation) as of September 30, 2003 and the related statements of income, changes in stockholders' equity and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Nutek, Inc.

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


Gary V. Campbell, CPA, Ltd.

November 11, 2003
Las Vegas, Nevada



				       NUTEK INC.
				     BALANCE SHEETS
			  AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                    ASSETS

                                             September 30, 2003  December 31, 2002
Current Assets:
  Cash                                            $  110,493          $44,371
  Accounts receivable                              1,343,585        1,567,277
  Inventory                                          228,629          222,890
  Accrued income                                      11,200           11,200
  Prepaid expenses                                   260,620          119,408
  Note receivable, related party                     521,049          753,206
  Current portion of notes receivable                 10,148            7,500
						  ----------	   ----------
     Total current assets                         $2,485,724       $2,725,852

Property and Equipment, net of
    accumulated depreciation                       2,834,691        2,948,032

Other Assets:
  Line of credit fee, net of amortization                475                -
  Trade show booths, net of amortization                   -            5,304
  Note receivable, net of current portion                  -            5,800
  Deposits                                           274,034           30,284
  Patent rights acquired, net of amortization        561,262          561,262
  Long-term investment                                 8,000            8,000
  Website assets, net of amortization                 29,340           19,654
  Customer lists, net of amortization                 44,583           43,583
  Patterns/designs, net of amortization               43,611           44,488
  Packaging design/artwork, net of amortization       86,513           69,687
  Goodwill                                         1,692,782        1,692,782
  Trademarks                                           8,000            8,000
  Licensing fees                                      50,000           50,000
						  ----------	   ----------
     Total other assets                            2,798,600        2,538,844

Total Assets                                      $8,119,015       $8,212,728
						  ==========	   ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        September 30, 2003 December 31, 2002
Current Liabilities:
  Accounts payable                                           $   87,234         $591,723
  Accrued expenses                                              283,117          153,233
  Line of credit                                                374,776          373,800
  Notes payable, related party                                  233,950          170,000
  Current portion of long-term notes payable                     91,035          123,418
							     ----------       ----------
     Total current liabilities                               $1,070,112       $1,412,174

Long-Term Debt:
  Long-term notes payable, net of current portion                27,644           58,173
  Bonds payable                                                       -          170,411
							     ----------       ----------
     Total long-term debt                                        27,644          228,584

Total Liabilities                                             1,097,756        1,640,758
							     ----------       ----------

Stockholders' Equity:
  Common stock:
    Common stock, $0.001 par value, 200,000,000
    shares authorized; 96,847,578 shares issued,
    95,889,245 outstanding at Sept. 30, 2003                     96,848           88,974
  Preferred stock Series A:
    Preferred stock, $0.001 par value, 10,000,000
    shares authorized; 524,508 Series A shares
    issued and outstanding at Sept. 30, 2003                        525              560
  Preferred stock Series B:
    Preferred stock, $0.001 par value, 10,000,000
    shares authorized; 508,500 Series B shares
    issued and outstanding at Sept. 30, 2003                        509              509
  Additional paid-in capital-common stock                     7,915,339        7,555,559
  Additional paid-in capital-preferred Series A               2,671,166        3,021,132
  Additional paid-in capital-preferred Series B                 507,992          507,991
  Noncontrolling interest in subsidiary of Nutek Oil, Inc.      369,646          355,782
  Subscriptions receivable                                    (153,750)        (153,750)
  Treasury stock, at cost; 958,333 shares at Sept.30, 2003    (134,388)        (134,388)
  Accumulated Deficit                                       (4,252,628)      (4,670,399)
							     ----------       ----------
     Total stockholders' equity                               7,021,259        6,571,970

Total Liabilities and Stockholders' Equity                   $8,119,015       $8,212,728
							     ==========       ==========




				       		 NUTEK INC.
					     STATEMENT OF INCOME
		   		    FOR THE THREE MONTHS AND NINE MONTHS
				      ENDED SEPTEMBER 30, 2003 AND 2002




                                         3 Months Ended 3 Months Ended 9 Months Ended  9 Months Ended
                                         Sept. 30, 2003  Sept. 30, 2002  Sept. 30, 2003 Sept. 30, 2002

Revenue                                      $1,712,748     1,880,388     5,213,830     4,946,567

Cost of Goods Sold                              992,334       780,036     2,877,824     2,117,801
					      ---------	    ---------	  ---------	---------
Gross Profit                                    720,414     1,100,352     2,336,006     2,828,766

Expenses:
  Selling, general and administrative           627,912       886,892     1,827,849     2,116,897
  Depreciation                                   64,554        56,005       193,274       161,457
  Amortization                                        -        10,984             -        33,846
					      ---------	    ---------	  ---------	---------
     Total expenses                             692,466       953,881     2,021,123     2,312,200

Operating Income                                 27,948       146,471       314,883       516,566

Other Income (Expense):
  Interest income                                   450             -         1,633             -
  Forgiveness of debt                           (39,381)            -            93             -
  Other income                                      671             -             -             -
  Interest expense                              (23,289)     (30,344)       (60,558)      (59,108)
  Other income                                  153,487         6,856       159,487        42,213
  Minority interest, Nutek Oil, Inc.              2,784             -         2,233             -
					      ---------	    ---------	  ---------	---------
     Total other income (expense)                94,722      (23,488)       102,888       (16,895)

Net Ordinary Income                            $122,670      $122,983      $417,771      $499,671


Basic weighted average number of  common
  shares outstanding                         95,656,175    86,217,819    92,369,448    79,137,430

Diluted weighted average number of common
  shares outstanding                        148,106,975   146,367,119   144,820,248   139,286,730

Basic Net Income Per Share                       $0.001        $0.001        $0.005        $0.006

Diluted Net Income Per Share                     $0.001        $0.001        $0.003        $0.004

				       NUTEK INC.
				STATEMENT OF CASH FLOWS
			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002




                                                          3 Months Ended
                                                          Sept. 30, 2003

    Cash Flows From Operating Activities:
         Net income                                           $122,670
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation Expense                                 64,554
           Amortization Expense                                      -
           Increase (Decrease) non-controlling
            interest in subsidiary                              (2,784)
           Increase in accounts receivable                     258,090
           Increase in inventory                                (3,081)
           (Increase) Decrease in line of credit fees              475
           (Increase) Decrease in prepaid expenses              14,942
           Increase in deposits                               (227,250)
           Decrease in accounts payable                        (70,228)
           Increase in accrued expenses                         29,104
							     ----------
            Net cash used by operating activities              186,492

     Cash Flows From Investing Activities:
           (Increase) Decrease on notes receivable             133,123
           (Increase) Decrease in property and equipment       (13,705)
           (Increase) / Decrease in other assets                     -
           Purchase of intangible assets                        (3,662)
							     ----------
            Net cash provided by investing activities          115,756

     Cash Flows From Financing Activities:
           Increase (Decrease) in notes payable                  1,546
           Increase (Decrease) in notes payable               (225,134)
	   Repurchase of non-controlling interest		16,098
           Issuance of stock                                   186,704
           Increase (Decrease) in Treasury Stock                     -
	   Increase (Decrease) in Preferred Stock	      (350,000)
           Proceeds from line of credit                              -
							     ----------
            Net cash provided by financing activities         (370,786)


         Net Increase in Cash                                  (68,538)

         Balance, Beginning                                    179,031

         Balance, Ending                                     $ 110,493

         Interest Paid                                       $  23,289

         Taxes Paid                                          $       -




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

   Century Clocks, Inc. is a Nevada corporation formed by Nutek, Inc. and is doing business in Nevada. The company produces wall clocks.

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

   Datascension, Inc. and related assets were purchased on July 2, 2001 for $2,200,000 using company shares at fair market value. Datascensions, Inc. is a premier data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascensions, Inc. expanded operations into Costa Rica purchasing Sin Fronteras, Inc.

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



                                                                              #

                                   NUTEK, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

   COMPREHENSIVE INCOME
   Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the nine months ended September 30, 2003.

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



                                                                              #

                                   NUTEK, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   INTANGIBLE ASSETS
   The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of September 30, 2003.

   The following intangible assets have also been assessed under guidance from SFAS No. 142, and concluded that they have not significantly decreased and there has been no reduction in the usefulness of the assets as of September 30, 2003: clothing patterns and designs, artwork, customer lists, packaging designs, patents, and trademarks.

   NET INCOME PER SHARE
   Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net income
   (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at net income per share.

   Diluted net income per share  reflects  the  potential   dilution that could
   occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

   COMPENSATED ABSENCES
   The Company has made no accrual for vacation or sick pay because the Company does not provide for these benefits.

   ADVERTISING
   Advertising costs are expensed when  incurred.   Advertising  for  the three
   months and nine months ended September 30, 2003 amounted to $304 and $6, respectively.

   DEPLETION
   Oil well leases are depleted over the units of production, or 12 years, whichever is shorter.

   RESEARCH AND DEVELOPMENT
   The Company expenses its research and development in the periods incurred.



NOTE 3 - PROPERTY AND EQUIPMENT

   Property and equipment are made up of the following as of September 30, 2003:

      Drilling equipment                        $     138,220
      Factory equipment                                 1,381
      Equipment and machinery                       1,780,955
      Molds and tooling                               758,065
      Office equipment                                401,629
      Trade show booths                                 6,150
      Leasehold improvements                          544,431
      Accumulated depreciation                       (796,140)
						--------------
                                                $   2,834,691
						==============

NOTE 4 - STOCKHOLDERS' EQUITY

   During 2003, the Company sold 3,138,889 shares of common stock for $117,000.

   The Company also issued 3,113,257 shares of common stock for services during the nine months ended September 30, 2003.

   The Company also issued 1,621,522 shares of common stock for outstanding bonds during the nine months ended September 30, 2003.

   The Company returned 35,000 shares of preferred stock Series A as guarantee for a debt during the nine months ended September 30, 2003.

NOTE 5 - LONG-TERM NOTE PAYABLE

   The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at September 30, 2003:

   Note payable to a vendor; no specific repayment terms,
   interest at 12% annually through February 2004.
   The loan is secured by stock in Nutek Oil, Inc.         $       53,088

   Note payable to a vendor, no specific repayments terms
   and no stated interest rate.  Secured by assets.                40,000

   Note payable to a vendor, monthly payments of $348
   inclusive of 7% annual interest through September 2006,
   secured by equipment.                                           10,591

   Note payable to a vendor, monthly payments of $906,
   inclusive of 12% annual interest through February 2006.
   Secured by equipment.                                           15,000
                                                                  118,679
   Less current portion                                           (91,035)
							   ---------------
                                                           $       27,644
							   ===============



                                                                              #

                                   NUTEK, INC.

NOTE 5 - LONG-TERM NOTE PAYABLE (CONTINUED)

   Principal maturities are as follows:
         Twelve months ended September 30,
         2004                                  $       91,035
         2005                                          23,546
         2006                                           4,098
         2007                                              -
					       --------------
                                               $      118,679

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
                                              3 MONTHS          9 MONTHS
                                                ENDED             ENDED
                                           SEPT. 30, 2003   SEPT. 30, 2003

         Depreciation and amortization     $     29,138      $     76,219
         Net operating loss carryforward         12,569            65,822
         Valuation allowance                    (41,707)         (142,041)
					   ------------	     ------------
                                           $          -      $         -

   The components of the net deferred tax asset at September 30, 2003 under SFAS 109 are as follows:

         Depreciation and amortization                 $   (939,861)
         Net operating loss carryforward                  1,028,054
         Valuation allowance                                (88,193)
						       -------------
                                                       $          -

   Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                         3 MONTHS   PERCENT OF    9 MONTHS      PERCENT OF
                           ENDED      PRETAX        ENDED        PRETAX
                      SEPT. 30, 2003  INCOME    SEPT. 30, 2003   INCOME
   Expected             $ 41,707       34%        $ 142,041        34%
   Valuation allowance   (41,707)     (34%)        (142,041)      (34%)
			---------     -----	  ----------	  -----
   Actual expense       $      -        0%        $       -         0%



                                                                              #

                                   NUTEK, INC.

NOTE 7 - LINE OF CREDIT

   The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $375,000. Interest on outstanding balances accrues at 7% and is payable monthly. The line has no specific expiration date and is secured by assets of Murray Conradie and Scott Kincer.

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

   The Company holds a note payable to a shareholder, in the amount of $50,000. This agreement has no specific repayment terms, and 10% interest annually through June 2004. This loan is unsecured.

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

   The Company has an outstanding note payable to Murray Conradie in the amount
   of  $1,950.   This  payable has no stated  interest  rate  and  no  specific repayment terms.

   The Company has an outstanding note payable to Scott Kincer in the amount of $12,000. This payable accrues interest at 1% monthly due on the first day of each month.

   The Company has an outstanding receivable from a shareholder in the amount of $3,250. This receivable has no stated interest rate and no specific repayment terms.

   The Company has an outstanding receivable from a shareholder, related to the purchase of Sin Fronteras, Inc., Sin Fronteras, Inc., a shareholder, in the amount of $517,799. This receivable has no stated interest rate due in full on or before April 30, 2004.

                                   NUTEK, INC.

NOTE 9 - CONTINGENCIES AND COMMITMENTS

   SUBSCRIPTIONS RECEIVABLE
   The Company has received common stock subscriptions in the amount of $153,750. The Company reported this as part of a shareholder's equity.

   LEASES
   The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

   At September 30, 2003, aggregate future minimum payments under these leases, are as follows:

        Twelve months ended September 30,
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



                                                                              #

                                   NUTEK, INC.

NOTE 10 - ACQUISITIONS (CONTINUED)

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

   KRISTI & CO.
   This company was acquired January 6, 2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi & Co., and a note payable in the amount of $50,000 which has been paid in full as of September 30, 2003. Kristi & Co. has the rights to certain women's resort wear clothing designs and design groups. Kristi & Co. was incorporated September 13, 1999.

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



                                                                              #

                                   NUTEK, INC.

NOTE 10 - ACQUISITIONS (CONTINUED)

   DATASCENSIONS, INC. (CONTINUED)

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

NOTE 12 - MINORITY INTEREST IN SUBSIDIARIES

   The Company has accounted for minority interest in Nutek Oil, Inc. in the amount of $(2,233) for the nine months ended September 30, 2003. This amount represents the 22.1% interest owned by various individuals other then Nutek, Inc.






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

1) Plan of Operation

The Company is engaged in multiple business activities, which currently include:

(A) Datascension Inc., which conducts telephone market research and provides data entry services for third parties;
(B) Nutek Oil Inc, which owns the rights to oil leases in Texas;
(C) Kristi & Co., Inc., which designs, manufactures and sells woman's resort wear clothing;
(D) Century Innovations Inc., which produces plastic wall clocks;
(E) SRC International Inc., which produces plastic coverings for metal rails;
(F) Other consumer/industrial products which include: a patented safety product that replaces standard light switch cover plates that automatically provide illumination in the event of a power failure; and a patented plastic buffet plate that allows the user to hold both a plate and cup in one hand.

The Company's websites can be found at: www.nutk.com; www.tekplate.com; and www.datascension.com; and www.nutekoil.com

(i) Short-term Objectives:


The Company plans to accomplish the following:

 - Purchase an additional 100 call center stations to further expand the company's growth ability,
 - Introduce a compensation and audit committee comprised of a majority of independent members,
 - Invest in automatic predictive dialers for our Costa Rica facilities, which will further increase productivity by approximately 20-30%,
 - Continue market penetration and consumer awareness of the Tekplate product,
 - Make acquisitions of strategic competitors,
 - Develop strategic Joint Venture relationships, and
 - Continue to test and evaluate the market research industry at additional offshore locations.


(ii) Long-term Objectives:

 - Expand the Tekplate penetration to both a national and international level.
  - Secure additional significant business opportunities and new clients for Datascension Inc.
 - Continue workover program in Texas to allow for increase of oil production to over 1,200 barrels per month.


There is a planned sale of significant equipment and assets to include, Kristi & Co., Inc, SRC International Inc. The company anticipates a significant capital infusion into the company from the sale of these assets, which will provide additional capital for the purchase of Tekplate inventory and the further expansion of Datascension into the International markets. Excluding any potential acquisition, the Company's work force is expected to increase at a rate equal to actual increases of our business operations.

1) During the Third Quarter ended September 30, 2003 the Company had a net profit of $122,670 from operations against revenues of $1,712,748 as compared to a net profit from operations of $122,983 against revenues of $1,880,388 for the same quarter last year. The Company has decreased its selling, general and administration costs from $780,036 for the same period last year to $627,912 for the Third Quarter this year. Depreciation costs for the Third Quarter this year were $64,554 as compared to $56,005 for the same period last year.

As of September 30, 2003, the Company has ninety six million eight hundred forty seven thousand five hundred seventy eight (96,847,578) shares of its $0.001 par value common voting stock issued and ninety five million eight hundred eighty nine thousand two hundred forty five (95,889,245) outstanding which are held by approximately six hundred ninety six (696) shareholders of record. The Company also has five hundred eight thousand five hundred (508,500) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of September 30, 2003. All Series B Preferred shares, which have been issued, were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $0.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option. The Company also has five hundred twenty four thousand five hundred and eight (524,508) shares of its $0.001 par value Preferred Stock Series A issued and outstanding, as of September 30, 2003.

2) Results of Operations

For the Third Quarter, ended September 30, 2003, the Company has generated $1,712,748 in revenues and generated a profit of $122,670 for the same period. This compares to revenues of $1,880,388 and a profit of $122,983 for the same period last year. The Company has increased its working capital position by $1,415,612 from a positive $1,313,678 at December 31, 2002 to a positive $2,485,724 on September 30, 2003.

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

The Company currently has four hundred fifty  two  (452) employees of which six
(6) are Officers of the Company. As the Company continues to grow and develop its product lines it will need to add employees.

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


                                       19



Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the third quarter ended September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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

UPDATE

Although some of the plaintiffs had agreed to settle the failed delivery of certificates to shareholders if the shares were delivered by July 2, 2003, the settlement proposed by the brokerages was not carried out as agreed. The company has now retained additional counsel and filed an amended complaint on October 31, 2003.

On October 20, 2003, Nutek, Inc. (the "Company") issued a press release announcing that the Company would be placing the patented TekPlate product and various related licenses, marketing agreements, etc., into a subsidiary corporation that will be spun off from the parent Nutek as a wholly owned subsidiary and has declared a stock dividend in that company. The dividend will take the form of a dividend certificate representing common stock, which will be distributed to the Company's beneficial stockholders of record as of the record date.

The company is in the process of issuing the dividend shares to all beneficial holders of Nutek stock as of the Record Date of November 7, 2003.


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

                                               Nutek, Inc.
                                               ------------
                                             (Registrant)
/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: November 14, 2003


/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  November 14, 2003