Form 10KSB
period 2003-12-31
DATASCENSION INC
filed 2004-03-31
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                  (Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                  For the fiscal year ended December 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from ___________ to ___________

                        Commission file number: 0-29087

                               DATASCENSION INC.
                        (formerly known as Nutek Inc.)
                 --------------------------------------------
                (Name of small business issuer in its charter)

                  Nevada                                   87-0374623
	--------------------------                        ------------
    (State or other jurisdiction of incorporation)       (IRS Employer
							Identification No.)

            6330 McLeod Drive, Suite 1, Las Vegas, Nevada    89120
                ------------------------------------------------------
      ------
          (Address of principal executive offices)        (Zip Code)

                  702-262-2061 (Telephone)702-262-0033 (Fax)
        --------------------------------------------------------------
                          (Issuer's telephone number)

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


      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


      The issuer had revenues of $7,057,087 for the fiscal year ended December 31, 2003.

     Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $5,830,756.

     As of December 31, 2003, the issuer had 150,552,069 shares of common stock outstanding and 0 shares of Series A Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated February 19, 2004
The Company's report on Form 8-K dated January 26, 2004
The Company's report on DEF 14C dated January 5, 2004
The Company's report on Form S-8 dated December 31, 2003
The Company's report on PRE 14C dated December 24, 2003
The Company's report on Form 8-K dated December 24, 2003
The Company's report on Form 8-K dated October 31, 2003
The Company's report on Form 8-K dated October 29, 2003
The Company's report on Form 8-K dated October 20, 2003
The Company's report on Form 8-K dated March 26, 2003
The Company's report on Form S-8 dated March 10, 2003

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


                                    CONTENTS

                                                                   PAGE
PART I

    Item 1.  Description of Business                        	        4
    Item 2.  Description of Property                                   22
    Item 3.  Legal Proceedings                               	       23
    Item 4.  Submission of Matters to a Vote of Security Holders       23

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters  24
    Item 6.  Management's Discussion and Analysis or Plan of Operation 26
    Item 7.  Financial Statements                                      30
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    52
    Item 8A.  Controls and Procedures                        	       52

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act                                           53
    Item 10. Executive Compensation                           	       56
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management                                             56
    Item 12. Certain Relationships and Related Transactions   	       58
    Item 13. Exhibits and Reports on Form 8-K                          59

SIGNATURES                                                             62




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

On or about December 24, 2003, 63.34% of the votes entitled to be cast at a meeting of the Company's shareholders consented in writing to change the name of the corporation from Nutek Inc. to Datascension Inc. The Board of Directors of said corporation at a meeting duly convened, held on the 5th day of January, 2004, adopted a resolution to amend the original article as follows:

               Article I is hereby amended to read as follows:
               "The name of the corporation is Datascension, Inc."

The Company is engaged in multiple business activities, which currently include:

(A) Datascension International Inc., which conducts telephone market research and provides data entry services for third parties;
(B) Nutek Oil Inc, which owns the rights to oil leases in Texas;
(C) Century Innovations Inc., which markets a patented safety product that replaces standard light switch cover plates that automatically provide illumination in the event of a power failure; a patented plastic buffet plate that allows the user to hold both a plate and cup in one hand and the productions of plastic wall clocks;
(D) SRC International Inc., which produces plastic coverings for metal rails.

The Company's mailing address is: 6330 McLeod Drive, Suite 1, Las Vegas, Nevada 89120, phone number: 702-262-2061. The Company's websites can be found at: www.nutk.com; www.tekplate.com; www.nutekoil.com and www.datascension.com

B. Business of Issuer

1) Principal Products, Services and Principal Markets.

(A) Datascension Inc.

On July 2, 2001, the Registrant acquired  100%  of  the  issued and outstanding
stock of Datascension International, for the sum of $2,200,000.   (See  Exhibit
8-K filed September 27, 2001)

Datascension International, is a premier data solutions company. It embodies a unique expertise in the collection, storage, processing and interpretation of data. Datascension's management team boasts over 30 years of successful experience in developing and implementing client solutions. It has an extensive list of satisfied customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to absolute customer service, quality assurance and on-time project management.


SERVICES
Telephone Interviewing (CATI or Paper)
Currently, Datascension's CATI telephone facility employs approximately 428 part- and full-time telephone interviewers, many of whom are bilingual in Spanish and English. Datascension and other leading research agencies have found that streamlining their systems with integrated CATI and automatic dialing capabilities have resulted in quicker turnaround, lower costs and increased field capacity for phone research projects.

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

(i) General Business - Oil Producing Activities, Acreage, Productive Wells

In view of the current economic conditions within the industry in which the Registrant participates, the Registrant anticipates that cash flow from oil operations for fiscal 2004 will be sufficient to satisfy all of its general working capital requirements. However, the registrant does not anticipate sufficient cash flow from operations to meet the requirements for additional drilling and exploration activities, necessitating additional capital infusions either from affiliates or from sales of assets, borrowed funds and equity participations.

Registrant's subsidiary, Nutek Oil, Inc., anticipates the filing of a Form 10SB in the coming weeks to have the security begin trading on the Over the Counter Bulletin Board exchange.

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

On January 8, 2004, the Registrant disposed of its entire interest in Nutek Oil via a stock dividend to Datascension shareholders at a ratio of 1 share of Nutek Oil common stock for every 500 shares of common stock of Nutek Inc. which was owned. Additionally, the balance of the shares remaining was forgiven.

(C) Century Innovations Inc.

Century Clocks, Inc. (a Nevada Corporation) was incorporated on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800.00 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800.00 plus notes payable in the amount of $100,000 was given in exchange for the clock molds. The name of this subsidiary has been changed to Century Innovations.

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

(iii)  Promotional Clocks

The Company markets the clocks in various ways; the principle method is targeted at the premium promotional clock market through members of the Advertising Specialties Institute. These are companies that offer advertising and promotional items to companies. Century Clocks is registered supplier to the Advertising Industry Institute and is identified as supplier asi/44459.

(D) SRC International Inc.

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

Please refer "Forward- Looking Statements and Cautionary Notice Regarding Forward Looking Statements."

2) Important Events and Accomplishments

Some events have occurred over the past year, which Nutek believes will have a positive effect on Nutek's business. These favorable events are the following:

June 25, 2003 - Business Growth Sparks Registrants's Plans for New and Expanded International Facilities.

July  16,  2003  -  Registrant  Announces  Expansion  of Costa Rica Call Center
Facility.

July 21, 2003 - Datascension Signs Two New Clients: Davidoff and a Major International Market Research Firm.

July 29, 2003 - Major Market Research Firm Selects Datascension for Hispanic Market Data Collection.

August 12, 2003 - Registrant Completes Sixth Sequential Profitable Quarter.

August 14, 2003 - Datascension Creates Next-Generation Reporting to Enhance Research Survey Accuracy.

September 18, 2003 - Datascension Growth Continues, Additional Call Center Capacity Operational.

October  20,  2003 - Registrant Announces  Spin-Off  of  Subsidiary  and  Stock
Dividend.

October 28, 2003 - Registrant Announces TekPlate{trademark} Approved by Insurance Underwriter.

December 8, 2003 - Registrant Announces Restructuring of the Company and additional Dividend.

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

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations. Given that our Datascension subsidiary has large accounts, the potential for non-payment for work performed is a risk factor that needs to be taken into consideration. The non-payment of a large receivable may adversely impact the results and operations of the Company.

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

(C) Century Innovations Inc.

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

(D) SRC International Inc.

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

9) Pursue Strategic Acquisitions and Alliances

The Company believes that there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional synergistic aspects, and experienced management. The Company believes that these acquisitions, if successful, will result in mutually beneficial opportunities, and may increase the Company's revenue and income growth. The Company intends to seek opportunities to acquire businesses; services and/or technologies that it believes will complement its business operations. The Company plans to seek opportunistic acquisitions that may provide complementary services, expertise or access to certain markets. No potential acquisition candidates have been identified as of yet, but if they had, no assurance can be given that any transactions will be effected, or if effected, will be successful.

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

11) Employees

The Company currently has four hundred twenty eight (428) employees of which six (6) are Officers of the Company as of December 31, 2003. As the Company continues to grow and offer additional services and retain additional clients, it will need to add employees.

(i) The Company's performance is substantially dependent on the performance of its executive management team. In particular, the Company's success depends on their ability to identify, develop, acquire, design and market the company's products and services.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

The address of the principal office is: 6330 McLeod Drive, Suite 1, Las Vegas, Nevada 89120. This office is approximately 2,080 square feet and leases a separate warehouse location with an aggregate monthly rental of $2,895. Additionally, the Company leases 5,102 square feet of office space at 145 S. State College Blvd, Suite 350 Brea California 92821 with aggregate monthly rent of approximately $8,724. Combined rent recorded during 2003 and 2002 respectfully was $165,894 and $308,889.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

The Company was in litigation with three separate lawsuits during 2003. They were:

The previous facility leased by Registrant in Henderson Nevada was leased for the purpose of consolidating all the operations into one location. A prior tenant of the premises had vacated the premises leaving fixtures that occupied approximately 50% of the floor space in the warehouse. The landlord had agreed to have this equipment removed within 90 days. This did not occur and after 14 months, when the equipment had not been removed from the premises; a decision was made to find alternate premises and terminate the lease for cause. This court case went to trial during January of 2004 and the courts found in favor of the prior landlord for the amount owed to them through the time necessary to re-let the premises to a new tenant. The Registrant has recorded this as a contingency and expensed this in 2003.

The Company, along with a number of individual shareholders, filed a federal lawsuit on March 21, 2003 in the United States District Court, District of Nevada, against Ameritrade Holding Corp., E*Trade Group Inc., Fidelity Brokerage Services LLC, Maxim Group LLC and Charles Schwab & Company Inc., for securities fraud, breach of contract, and negligence, among other claims. The plaintiff group is also demanding declaratory and injunctive relief, including asking for general, special and punitive financial damages; and that the matter be taken up for jury trial in the jurisdiction of the United States District Court's Nevada District. The plaintiffs filed an amended complaint alleging securities fraud; common law fraud; conversion; negligence; breach of contract; breach of covenant of good faith and fair dealing; negligence based on knowledge of specific problems in the securities industry; bad faith conduct; deceptive trade practice; racketeering; interference with contracts; interference with prospective economic advantages; conversion; conspiracy; declaratory relief and injunctive relief. The amended complaint also added (a) fifteen (15) additional plaintiffs, bringing the total number of plaintiffs to twenty-five (25), and (b) thirty (30) additional defendants, including twenty two (22) named individuals from the securities industry. The twenty-five (25) plaintiff shareholders have collectively purchased in excess of 4,827,981 shares of Nutek Inc., for which physical delivery has been demanded. In addition to delivery of their physical share certificates, the plaintiffs are each seeking $10 million in general damages and $10 million in punitive damages, to be tripled under the RICO Act for the failed delivery of their shares and other misconduct.

During 2003, a suit was filed against the Registrant's Nutek Oil subsidiary by a former employee, who subsequent to the balance sheet date, was awarded $81,700 at the arbitration hearing. There is an agreement for settlement for a reduced amount of $45,000. The Registrant has recorded this as a contingency and expensed this in 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.  Market Information

(1) The Company's common stock is listed and trading on the NASD Over The Counter Bulletin Board (OTCBB) under the trading symbol DTSN.

CERTAIN MARKET INFORMATION

The Company's Common Stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "DTSN". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split.

                                 Common Stock

PERIOD                       HIGH  LOW

Calendar Year 2001
First Quarter ended 3/31/01  $0.30 $0.18
Second Quarter ended 6/30/01 $0.34 $0.14
Third Quarter ended 9/30/01  $0.22 $0.07
Fourth Quarter ended 12/31/01$0.22 $0.07

Calendar Year 2002
First Quarter ended 3/31/02  $0.13 $0.05
Second Quarter ended 6/30/02 $0.135$0.06
Third Quarter ended 9/30/02  $0.12 $0.04
Fourth Quarter ended 12/31/02$0.10 $0.035

Calendar Year 2003
First Quarter ended 3/31/03  $0.08 $0.04
Second Quarter ended 6/30/03 $0.11 $0.04
Third Quarter ended 9/30/03  $0.10 $0.07
Fourth Quarter ended 12/31/03$0.09 $0.06


(2)

(i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock.

(ii) There are approximately 6,969,734 shares of restricted stock, which are more than two years old that could be sold under Rule 144 under the Securities Act of 1933, as amended.

(iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

B. Holders

As of December 31, 2003, the  Company  has approximately seven hundred nineteen
(719) stockholders of record.

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

D. Recent Sales of Unregistered Securities

Since January 1, 2003, the Company has sold the unregistered securities listed below. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions not involving a public offering, under the Securities Act. No commissions were paid to any placement agent or underwriter for any of these issuances.

During the fiscal year ended December 31, 2003, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows: (1) 1,683,741 shares of restricted common stock were issued for the settlement of bonds payable, (2) 5,504,729 shares of restricted common stock were issued for services valued at $197,560,
(3) 3,638,889 shares of restricted common stock were sold to investors for $117,047 and (4) 50,750,800 shares of common stock were issued upon conversion of the Series A Preferred Stock.

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

1) Plan of Operation

The Company is engaged in multiple business activities, which currently include:

(A) Datascension International Inc., which conducts telephone market research and provides data entry services for third parties;
(B) Nutek Oil Inc, which owns the rights to oil leases in Texas;
(C) Century Innovations Inc., which markets a patented safety product that replaces standard light switch cover plates that automatically provide illumination in the event of a power failure; a patented plastic buffet plate that allows the user to hold both a plate and cup in one hand' and the productions of plastic wall clocks;
(D) SRC International Inc., which produces plastic coverings for metal rails.

The Company's websites can be found at: www.nutk.com; www.tekplate.com; www.nutekoil.com and www.datascension.com

(i) Short-term Objectives:

 -  Continue the expansion of Datascension.
 -  Make acquisitions of strategic competitors.
 -  Develop strategic Joint Venture relationships.

 Concurrent with the name change from Nutek to Datascension, the Company has made the decision to eliminate certain operations to focus more of its resources on its core growth operations. As discussed in our December 8, 2003 press release, the company has undergone a corporate restructuring allowing us to focus and have the Company's capital better utilized in expanding Datascension International moving forward. This restructuring will allow Nutek Oil to operate independently of the parent and have the Datascension International results reflect its own operations. Datascension anticipates these actions will reduce operating expenses and at the same time have a significant impact on increasing revenue and profits. Additionally, the company is potentially seeking a listing on a larger exchange and has expensed all known contingent liabilities in 2003 to reflect accurate trends in 2004.

(ii) Long-term Objectives:

 - Secure additional business opportunities for Datascension International.
  - Grow the Datascension International operations extensively through acquisitions of smaller call center operations which stand to benefit from the work being shifted overseas.
  - Expand Datascension International's Costa Rica and Dominican Republic operations.
 - Complete spin-off of investment in Nutek Oil.

There is a planned sale of significant equipment and assets to include, Kristi & Co., Inc, and SRC International Inc. Since the TekPlate product has been put into the Century Innovations subsidiary, that company is expected to be spun off and function as a separate entity and continue to pursue national leads. Excluding any potential acquisition, the Company's Costa Rica and Dominican Republic work force is expected to increase at a rate equal to actual increases of our business operations. Through technological innovations (such as predictive phone dialers), the expansion of our business should be able to grow at a rate slightly faster than required employee and payroll increases.

Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling Datascension to meet its obligations and commitments as they become payable. Historically, Datascension has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, and loans from private investors. Currently, Mr. Conradie and Mr. Kincer have both provided significant personal collateral to the Company's bankers in return for a line of credit.

2) Results of Operations

For the calendar year, ended December 31, 2003, the Company has generated $7,057,087 in revenues and generated a profit before contingencies of $154,605 and a loss after contingencies of $(182,895) for the same period. This compares to $6,594,154 in revenues and a profit of $458,413 for the calendar year ended December 31, 2002. For the calendar year ended December 31, 2003, the Company decreased its working capital position from $1,040,123 at December 31, 2002 to $417,626 at December 31, 2003.

Analysis of the calendar year ended December 31, 2003 compared to the calendar year ended December 31, 2002.

For the calendar year ended December 31, 2003, revenues were approximately $7,057,087 compared to $6,594,154 for the calendar year ended December 31, 2002, an increase of $462,933. The increase was due to revenue growth derived from the continued growth of our Datascension International operation and the increase in revenues derived from the acquisition in Costa Rica. The steady increase in oil prices benefited the oil production with revenues recorded at gross revenue with working interest costs deducted as a contra-revenue account.

Gross profit was $3,017,743 for the calendar year ended December 31, 2003 compared to $4,032,351 for the calendar year ended December 31, 2002, a decrease of $1,014,608. The decrease was due to increased payroll costs derived from the continued growth of our Datascension International operation, along with the expansion of new and existing facilities, resulting in increased investment in training of employees.

SG&A expense decreased to $2,633,934 for the calendar year ended December 31, 2003 from $3,437,699 for the calendar year ended December 31, 2002, a decrease of $803,765. The decrease in SG&A was due to the reduction in work force in our California facility and relatively low management labor costs in the Costa Rica facility.

Depreciation expense for the calendar year ended December 31, 2003 was $276,593 compared to $224,042 for the calendar year ended December 31, 2002, an increase of $52,551. The increase resulted from the acquisition of additional assets in the Datascension International and Nutek Oil divisions.

Interest expense for the calendar year ended December 31, 2003 was $97,728 compared to $73,890 for the calendar year ended December 31, 2002 an increase of $23,838. The increase is from an increase in debt due to continued internal growth.

Amortization expense for the calendar year ended December 31, 2003 was $0 compared to $0 for the calendar year ended December 31, 2002, a decrease of $0. The company is testing the intangibles assets on an annual basis and will impose any necessary impairment, should one exist, rather than amortizing the intangibles. See Note 2 of the financial statements.

Along with the restructuring of the company in late 2003, Management decided to additionally expense all known contingencies at the end of 2003 and enter 2004 with all known extraordinary items removed. With this move, along with the dividend of Nutek Oil, to allow the oil company to operate as a standalone entity, will allow shareholders to more readily identify accurate trends moving forward and compare the Companys results with those of the other leaders in the industry.


3) Liquidity and Capital Resources

On December 31, 2003 the Company had assets of $8,052,912 compared to $7,939,173 on December 31, 2002, an increase of $113,739. The Company had a total stockholders' equity of $6,357,264 on December 31, 2003 compared to $6,298,415 on December 31, 2002, an increase of $58,849.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On December 31, 2003 the Company had Property and Equipment (net of depreciation) of $3,374,421 compared to $2,953,336 on December 31, 2002, or an increase of $421,085 which is a result of the purchase of equipment in Costa Rica and the new Dominican Republic facility.

For the calendar year ended December 31, 2003, the Company has decreased its working capital position by $622,497 from $1,040,123 at December 31, 2002 to $417,626 at December 31, 2003. The decrease is due to the expected maturity of debt during the next 12 months, although management feels the refinance of such debt and renewal of the respective lines of credits are likely.

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

4)  Subsequent Events

Events that have occurred after the period ending December 31, 2003 are as follows:

The company changed  its  name  from  Nutek  Inc.  to  Datascension  Inc.   The
Company's wholly owned subsidiary changed its name from Datascension, Inc. to Datascension International.

On January 8, 2004, the Registrant disposed of its entire interest in Nutek Oil via a stock dividend to Datascension shareholders at a ratio of 1 share of Nutek Oil common stock for every 500 shares of common stock of Nutek Inc. which was owned. Additionally, the balance of the shares remaining was forgiven.

Upon changing the Company's name, the Company also required a mandatory share exchange, which began on January 26, 2004, NASDAQ changed trading and quotation of Datascension Inc.'s securities on the OTC Bulletin Board ("OTCBB") to a "when-issued" basis. The trading symbol was set at "DTSNV". On March 25, 2004, the NASD removed the "V" from the Registrant's stock symbol. All trades conducted while the "V" was present, that is "trading as when issued", were expected to cleared and settled by March 30, 2004. The Company's stock symbol became DTSN and was changed back to T+3 status effective March 25, 2004.

The Company has accrued contingent liabilities in the amount of $338,461. As of March 25, 2004, $112,500 of the contingent liabilities has been settled for the amount accrued, the remaining balance is expected to be settled within the coming months. There is an agreement for settlement for a reduced amount of $45,000. The Registrant has recorded this as a contingency and thus expensed in 2003.


ITEM 7.  FINANCIAL STATEMENTS.






                                  NUTEK, INC.

                      CONSOLIDATED FINANCIAL  STATEMENTS

                            FOR  THE  YEARS  ENDED
                        DECEMBER  31,  2003  AND  2002

                                  NUTEK, INC.

                               TABLE OF CONTENTS



                                                                  PAGE

INDEPENDENT AUDITORS' REPORT                                        1

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheets                               2 - 3

      Consolidated Statements of Income                             4

      Consolidated Statement of Changes in Stockholders' Equity 5 - 6

      Consolidated Statements of Cash Flows                     7 - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     9 - 17

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Nutek, Inc.
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheets of Nutek, Inc., (a Nevada corporation), as of December 31, 2003 and 2002 (adjusted), and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutek, Inc., as of December 31, 2003 and 2002 (adjusted), and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gary V. Campbell, CPA, Ltd.

Las Vegas, Nevada
March 30, 2004
                                                                             1

				NUTEK INC.
			     BALANCE SHEETS
		     AS OF DECEMBER 31, 2003 AND 2002 (Adjusted)


ASSETS

                                               2003        2002
CURRENT ASSETS:
Cash                                           $122,891     $44,371
Accounts receivable                           1,087,694   1,293,722
Inventory                                       227,997     222,890
Accrued income                                   11,200      11,200
Prepaid expenses                                194,623     119,408
Note receivable, related party                    1,250       7,500
Current portion of notes receivable             451,054     753,206
					      ---------	  ---------
                                              2,096,709   2,452,297

Property and Equipment, net of
  accumulated depreciation                    3,374,421   2,953,336

OTHER ASSETS:

Notes receivable, net of current portion          5,800       5,800
Patent rights acquired, net of amortization     561,262     561,262
Long-term investment                              8,000       8,000
Website assets, net of amortization              29,340      19,654
Customer lists, net of amortization              43,611      43,583
Patterns-designs, net of amortization            44,583      44,488
Packaging design-artwork, net of amortization    86,512      69,687
Deposits                                         51,892      30,284
Goodwill                                      1,692,782   1,692,782
Trademarks                                        8,000       8,000
Licensing fees                                   50,000      50,000
					      ---------	  ---------
                                              2,581,782   2,533,540

TOTAL ASSETS                                 $8,052,912  $7,939,173
					     ==========	 ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

                                               2003        2002
CURRENT LIABILITIES:
Accounts payable                             $  278,022  $  591,723
Accrued expenses                                182,377     153,233
Accrued contingent liabilities                  338,461           -
Line of credit	                                449,650     373,800
Notes payable, related party                    328,540     170,000
Current portion of long-term notes payable      102,033     123,418
					      ---------	  ---------
TOTAL CURRENT LIABILITIES                     1,679,083   1,412,174


Long-term notes payable, net of
  current portion                                16,565      58,173
Bonds Payable                                         -     170,411
					      ---------	  ---------
Total long-term debt                             16,565     228,584
					      ---------	  ---------

TOTAL LIABILITIES                             1,695,648   1,640,758
					      ---------	  ---------

STOCKHOLDERS' EQUITY:
Common stock:

Common stock, $0.001 par value, 200,000,000
  shares authorized; 151,510,402 shares issued,
  150,552,069 and 88,973,910 outstanding at
  December 31, 2003 and 2002, respectively.     150,554      88,974

Preferred stock Series A:
  Preferred stock, $0.001 par value, 10,000,000
  shares authorized; 0 and 559,500
  Series A shares issued and outstanding at
  December 31, 2003 and 2002, respectively.           -         560

Preferred stock Series B:
  Preferred stock, $0.001 par value, 10,000,000
  shares authorized; 508,500
  Series B shares issued and outstanding at
  December 31, 2003 and 2002, respectively.         509         509

Additional paid-in capital-common stock      10,802,058   7,555,558
Additional paid-in capital-preferred Series A         -   3,021,131
Additional paid-in capital-preferred Series B   507,992     507,992
Noncontrolling interest in subsidiary
    of Nutek Oil, Inc. 			        311,137     355,782
Subscriptions receivable                       (153,750)   (153,750)
Treasury stock, at cost; 958,333 shares at
  December 31, 2003 and 2002, respectively.    (134,388)   (134,388)
Accumulated deficit                          (5,126,848) (4,943,953)
					      ---------	  ---------
    Total stockholders' equity                6,357,264   6,298,415
					      ---------	  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $8,052,912  $7,939,173
					     ==========	 ==========

	  	The accompanying notes to the financial statements are
		    an integral part of these financial statements.




				NUTEK INC.
			  STATEMENT OF OPERATIONS
	      FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002 (Adjusted)



                  		    2003       2002

Revenues          		  $7,057,087 $6,594,154

COST OF GOODS SOLD 		   4,039,344  2,561,803
		  		  ----------  ---------
GROSS PROFIT       		   3,017,743  4,032,351

EXPENSES:
General and Administrative	   2,633,934  3,437,699
Depreciation and Amortization        276,593    224,042
				   ---------  ---------
  Total Expenses	           2,910,527  3,661,741
			    	   ---------  ---------
Operating Income                     107,216    370,610

Other Income (Expense)
Interest income    		       1,898      1,729
Forgiveness of debt 		      99,274    140,227
Interest expense 		     (97,728)   (73,890)
Other income                          17,352      3,634
Minority interest, Nutek Oil          26,593     16,818
Gain on Disposition of asset               -       (715)
				   ----------  ---------
  Total Other Income (Expense)        47,389     87,803
				   ----------  ---------
Net Income before Contingencies    $ 154,605    $458,413

Contingency Accruals		   $(292,500)          -
Lawsuit Liability		     (45,000)	       -
				   ----------  ---------
Net Income after Contingencies     $(182,895)   $458,413
				   ==========  =========
Basic weighted average number of
  common shares outstanding	   96,172,507 81,317,756

Diluted weighted average number of
  common shares outstanding	   96,172,507 141,427,000

Basic Net Income (loss) per share    $(0.002)	$0.006

Diluted Net Income (loss) per share  $(0.002)	$0.004




	  	The accompanying notes to the financial statements are
		    an integral part of these financial statements.




						Nutek Inc.
				Statement of Changes in Stockholder's Equity
					    For the Years ended
					December 31, 2003 and 2002 (Adjusted)


                   Common        Common   Additional    Preferred  Preferred     Preferred - A     Preferred
                    Stock        Stock     Paid-in    Stock Shares   Stock         Add. Paid      Stock Shares
                   Shares        Amount    Capital      Series A   Series A       In Capital       Series B

Balances at
December 31, 2001 71,392,535       71,392  10,505,593      596,408        596                 -        793,500

Issuance of
common
stock for            850,000          850           -            -          -                 -              -
settlement of
lawsuit

Cancellation of            -            -         285            -          -                 -      (285,000)
Preferred Shares

Forgiveness of        53,535           54       1,284            -          -                 -              -
Debt

Stock Issued for     913,533          914      24,298            -          -                 -              -
Services

Prior period               -            -   (108,850)            -          -                 -              -
adjustment

Reversal of                -            -   (180,000)            -          -                 -              -
Electrostatic
Purch.

Purchase of Sin   13,517,240       13,517     966,483            -          -                 -              -
Fronteras

Reclassification
of Prepaid
Expense to                                          -            -          -                 -              -
Subscribed Stock

Stock Issued to      297,915          298       7,202            -          -                 -              -
Employees

Purchase of                -            -           -            -          -                 -              -
Treasury Stock

Sale of Stock      1,949,152        1,949      68,350            -          -                 -              -

Allocate APIC to           -            - (3,729,087)            -          -         3,221,095              -
Preferred Shares

Retirement of              -            -           -     (36,900)       (37)      (199,963.10)              -
Preferred

Exchange of
Subsidiary Stock
for Note Payable           -            -           -            -          -                 -              -

Allocation of
Minority Interest
In Subsidiary              -            -           -            -          -                 -              -
Earnings

Net Profit (Loss)
for Year
Ended December             -            -           -            -          -                 -              -
31, 2002

Balance at        88,973,910       88,974   7,555,559      559,508        560         3,021,132        508,500
December 31, 2002


Sale of Stock      3,638,889        3,629     113,408            -          -                 -      	     -


Issuance for settlement
 of bonds	   1,683,741        1,684     106,507            -          -                 -              -

Stock Issued for   5,504,729        5,505     192,055            -          -                 -              -
Services

Retirement of              -            -           -     (52,000)       (52)         (136,357)              -
Preferred

Preferred Shares
  Converted   	  50,750,800       50,752  2,834,532     (507,508)	(508)  	    (2,884,774)              -

Allocation of
Minority Interest
In Subsidiary              -            -           -            -          -                 -              -
Earnings

Net Profit (Loss)
for Year
Ended December             -            -           -            -          -                 -              -
31, 2003

Balance at       150,552,069      $150,554  10,802,058       	 -          -        	      -		     -
December 31, 2003


	  The accompanying notes to the financial statements are an integral part of these financial statements.



						- F5 -



						Nutek Inc.
				Statement of Changes in Stockholder's Equity (cont.)
					    For the Years ended
					December 31, 2003 and 2002


                  Preferred    Preferred                                 Non-Controlling
                                  - B
                    Stock      Add. Paid   Treasury     Subscribed      Interest In        Income    Total
                  Series B     In Capital   Stock         Stock        Subsidiary        Deficit     Equity

Balances at
December 31, 2001        794            -    (52,388)            -          -         (5,205,454)     5,320,534

Issuance of
common
stock for                  -            -           -            -          -              -              850
settlement of
lawsuit

Cancellation of        (285)            -           -            -          -                 -   	     -
Preferred Shares

Forgiveness of             -            -           -            -          -              -            1,338
Debt

Stock Issued for           -            -           -      (3,750)          -          (11,162)        10,300
Services

Prior period               -            -           -            -          -          (185,750)      (294,600)
adjustment

Reversal of                -            -           -            -          -                -        (180,000)
Electrostatic
Purch.

Purchase of Sin            -            -           -            -          -                -         980,000
Fronteras

Reclassification
of Prepaid
Expense to                 -            -           -    (150,000)          -               -         (150,000)
Subscribed Stock

Stock Issued to            -            -           -            -          -                 -          7,500
Employees

Purchase of                -            -    (82,000)            -          -                 -       (82,000)
Treasury Stock

Sale of Stock              -            -           -            -          -                -           70,299

Allocate APIC to           -      507,991                        -          -                -     	     -
Preferred Shares

Retirement of              -            -           -            -          -               -          (200,000)
Preferred

Exchange of
Subsidiary Stock
for Note Payable           -            -           -            -          -           372,601         372,601

Allocation of
Minority Interest
In Subsidiary              -            -           -            -          -          (16,819)         (16,819)
Earnings

Net Profit (Loss)
for Year
Ended December             -            -           -            -          -          458,413          458,413
31, 2002

Balance at               509      507,992   (134,388)    (153,750)     55,782      $(4,943,953)	      $6,298,415
December 31, 2002

Sale of Stock      	   -    	-    	    -            -          -     	     -	     $ 117,047

Issuance for settlement
 of bonds	    	   -		-           -            -          -        	     -	       108,191

Stock Issued for  	   -		-	    -		 -	    -	             -	       197,560
Services

Retirement of      	   -		-	    -		 -	    -	             -	      (136,409)
Preferred

Preferred Shares
  Converted   	   	   -		-	    -		 -	    -	             -	            -

Allocation of
Minority Interest
In Subsidiary              -            -           -            -      (26,593)              -	            -
Earnings

Change in Nutek Oil
  Ownership	           -            -           -            -      (18,052)              -		   -

Net Profit (Loss)
for Year
Ended December             -            -           -            -          -          (182,895)     (182,895)
31, 2003

Balance at       	 509      $507,992    $134,388    $(153,750)    $311,137    $(5,126,848)  $6,357,264
December 31, 2003





	  	The accompanying notes to the financial statements are
		    an integral part of these financial statements.


				NUTEK INC.
		         STATEMENT OF CASH FLOWS
	 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (Adjusted)




                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations                  $(182,895) $458,413
Adjustments to reconcile net income to net
  cash provided by operating activities:
Non-controlling interest in subsidiary	     (44,645)	     -
Services received for stock                    61,153 (138,850)
Depreciation and amortization                 276,593   224,042
Loss on disposal of assets                          -       715
Forgiveness of debt                          (62,217)         -
Bad debt expense                                    -     2,500
(Increase) decrease in accounts receivable    206,027 (632,219)
(Increase) decrease in inventory              (5,108)  (59,884)
Increase in prepaid expenses                 (75,216) (101,800)
Increase in deposits                         (21,608)  (16,569)
Increase in accounts payable                (313,704)   195,104
Increase (decrease) in accrued expenses        29,024 (111,111)
					    --------- ---------
 Net cash provided (used) by operating      (132,596) (179,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable        308,402    29,494
Purchase of property and equipment           (90,290) (163,538)
Purchase of intangible assets                (23,897)   (9,870)
					    --------- ---------
 Net cash provided (used) by investing       194,215  (143,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock                    117,045    70,300
Retirement of preferred stock               	   -   (50,000)
Increase (decrease) in notes payable        (175,992)  (86,766)
Proceeds from line of credit                  75,850    373,800
					    --------- ---------
 Net cash provided (used) by financing        16,901   307,334


BALANCE, BEGINNING                            44,371    60,610

NET INCREASE (DECREASE) IN CASH               78,520   (16,239)

BALANCE, ENDING                            $ 122,891  $  44,371

INTEREST PAID                              $  97,728  $  73,890
TAXES PAID                                 $       -  $      -


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

   During the year ended December 31,2002 the Company reversed the Electrostatic Solutions, Inc. purchase, reducing long-term investments and additional paid in capital by $180,000.

   Bonds payable in the amount of $170,411 were converted into $5,505 of common stock and $192,055 of additional paid in capital during 2003.

   559,500 shares of series A preferred stock were converted to $50,752 of common stock and $2,234,530 of additional paid in capital.

   Office equipment in the amount of $610,000 was acquired during 2003 through the use of long-term notes payable.



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

   Century Innovations, Inc. is a Nevada Corporation formed by Nutek, Inc. The company markets the backup light switch cover called "TekPlate".

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF ACCOUNTING
   The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenue is recognized when earned and expenses are recognized when incurred. The Company operates on a December 31 year end.

   CASH AND CASH EQUIVALENTS
   Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

   INVESTMENTS AND MARKETABLE SECURITIES
   The Company has adopted FASB No. 115. Equity securities are classified as available for sales and report at fair value.

   Investments are recorded at the lower of cost or market. Any reductions in market value below cost are shown as unrealized losses in the consolidated statement of operations.

   CONSOLIDATION POLICY
   The accompanying consolidated financial statements include the accounts of Nutek, Inc. and its different business segments: SRC International, Inc., Century Innovations, Inc., Kristi & Co., Datascension, Inc., and Nutek Oil, Inc. All significant inter-company balances and transactions have been eliminated.

   INVENTORY VALUATION
   Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

                                  NUTEK, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

   DIVIDEND POLICY
   The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001. 508,500 shares have been issued as Series B shares for cash at $1.00 a share at December 31, 2003 and 2002, respectively.

   Preferred shares have the same voting rights as the common shares but have priority in the event of company liquidation. All of the series B shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 per share that are payable quarterly. They are convertible to common shares on a one-for-one basis at the stockholders' option.

   COMPREHENSIVE INCOME
   Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the years ended December 31, 2003 and 2002.

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

   Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

           Computer equipment                     5 years
           Office equipment                       5 years
           Factory equipment                      7 years
           Furniture and fixtures                 7 years
           Drilling equipment                    20 years
           Equipment and machinery               20 years
           Molds and tooling                     20 years

   All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

   REVENUE RECOGNITION
   Revenues are considered earned when sales of goods are shipped and contracts are complete. Revenues from Nutek Oil, Inc. are recorded using the sales method.

                                  NUTEK, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   ACCOUNTS RECEIVABLE
   The Company considers accounts receivable to be fully collectible; and accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

   INTANGIBLE ASSETS
   The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but renewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of December 31, 2003.

   The following intangible assets have also been assessed under guidance from SFAS No. 142, and concluded that they have not significantly decreased and there has been no reduction in the usefulness of the assets as of December 31, 2003: clothing patterns and designs, artwork, customer lists, packaging designs, patents, and trademarks.

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

   CONCENTRATIONS OF CREDIT RISK
   Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

   One of the Company's segments, Nutek Oil, Inc., operates in one segment, the oil and gas industry. The segment's customers are located within the United States of America. Financial instruments that subject the segment to credit risk consist principally of oil and gas sales which are based solely on a short-term purchase contracts from Shell Trading (US) Company with related accounts receivable subject to credit risk.

   During the years ended December 31, 2003 and 2002 Shell Trading (US) Company accounted for 100% of the Company's oil revenues.

   CONCENTRATIONS OF CREDIT RISK (CONTINUED)
   Management does not believe the loss of Shell Trading (US) Company would materially affect the ability to sell the oil.

                                  NUTEK, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   COMPENSATED ABSENCES
   The Company has made no accrual for vacation or sick pay because the Company
   does not provide for these benefits.   Therefore, the amount of compensation
   is not reasonably estimable.

   ADVERTISING
   Advertising  costs  are  expensed when incurred.   Advertising  expense  was
   $7,590 and $24,871 for 2003 and 2002, respectively.

   RESEARCH AND DEVELOPMENT
   The Company expenses its research and development in the periods incurred.

   RECLASSIFICATIONS
   Certain reclassifications have been made to the December 31, 2002 amounts to
   conform to the December 31,  2003  financial  statement  presentation.   The
   reclassifications had no effect on net income.

NOTE 3 - PROPERTY AND EQUIPMENT

   Property and equipment is made up of the following:

                                                    2003        2002

           Drilling equipment                  $   138,220 $  138,220
           Factory equipment                         1,381      1,381
           Equipment and machinery               1,780,955  1,779,144
           Molds and tooling                       758,064    758,065
           Office equipment                      1,014,828    380,800
           Trade show booths                         6,150      6,150
           Leasehold improvements                  553,241    488,789
           Accumulated depreciation              (878,418)   (599,213)
						----------  ----------
                                               $ 3,374,421 $2,953,336

NOTE 4 - LONG-TERM NOTES PAYABLE

   The Company entered into agreements for long-term notes payable. Long-term notes payable consists of the following terms at December 31, 2003:

     Note payable to a vendor, no specific repayment
     terms, interest at 12% annually through February
     2005.  The loan is secured by stock in Nutek Oil, Inc.  $    53,445

     Note payable to a vendor, no specific repayment
     terms and no stated interest rate.  Secured by assets
     through 2004.                                                40,000

     Note payable to a vendor, monthly payments
     of $348, inclusive of 7% annual interest through
     September 2006, secured by equipment.                        10,153

     Note payable to a vendor, monthly payments
     of $906, inclusive of 12% annual interest through
     February 2006.  Secured by equipment.                        15,000
                                                                 118,598
      Less current portion                                      (102,033)
							    -------------
                                                            $     16,565

   Principal maturities at December 31 are as follows:
                2004                                      $   102,033
                2005                                           13,847
                2006                                            2,718
                2007                                             -
                2008                                             -
							    ---------
                                                          $   118,598

NOTE 5 - INCOME TAXES

   Deferred income taxes result from timing differences in the recognition of expense for tax and financial statement purposes. Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS 109) requires deferred tax liabilities or assets at the end of each period to be determined using the tax rate expected to be in effect when taxes are actually paid of recovered. The sources of those timing differences and the current tax effect of each were as follows:

                                                     2003       2002

           Depreciation and amortization     $   (599,991) $ (863,833)
           Net operating loss carryforward        813,496   1,041,913
           Valuation allowance                   (213,505)   (178,080)
						----------  ---------
                                             $          -  $        -

   The components of the net deferred tax asset at December 31, 2003 and 2002 under SFAS 109 are as follows:
                                                     2003       2002

            Depreciation and amortization    $   (599,991) $ (863,833)
            Net operating loss carryforward       813,496   1,041,913
            Valuation allowance                  (213,505)   (178,080)
						----------  ---------
                                             $          -  $        -
                                                                            13

                                  NUTEK, INC.

NOTE 5 - INCOME TAXES (CONTINUED)

   Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:
                                             Percent of          Percent of
                                               Pretax             Pretax
                                       Amount   Income     Amount  Income

           Expected              $     72,591    34%     $(248,869) (34%)
           Valuation allowance        (72,591)  (34%)      248,869   34%
           Actual expense        $          -     0%     $     -     0%

   The net operating loss will begin to expire in 2021.

NOTE 7 - LINES OF CREDIT

   The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $375,000. Interest on outstanding balances accrues at 7% and is payable monthly. The line has no specific expiration date and is secured by the personal guarantee of Murray Comradie and Scott Kincer.

   The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at December 31, 2003 was 6%. The line must be renewed each year.

NOTE 8 - RELATED PARTY TRANSACTIONS

   The Company holds a note payable to a shareholder, in the amount of $48,375. This agreement has no specific repayment terms, and accrues 3% interest annually through June 2004. Accrued interest at December 31, 2003 is $3,375. This loan is unsecured.

   The Company holds a note payable to a shareholder, in the amount of $55,000. This agreement has no specific repayment terms, no annual interest, and no defined maturity date. This loan is unsecured.

   The Company holds a note payable to a shareholder, in the amount of $50,000. This agreement has no specific repayment terms, and accrued 10% interest annually through June 2004. This loan is unsecured. The accrued interest on this loan as of December 31, 2003 is $5,500.

   The Company holds a note payable to a shareholder in the amount of $20,000. This agreement has no specific repayment terms, and accrues 10% interest annually through June 2006. This loan is unsecured. The accrued interest on this loan as of December 31, 2003 is $1,500.

   The Company holds an outstanding note payable to a shareholder, in the amount of $50,000. This payable accrues interest at 10% annually through June 2006. All principal and interest is due in full on January 24, 2004. Subsequent to the balance sheet date, this note has been extended through January 2005.
                                                                            14

                                  NUTEK, INC.

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

   The Company has an outstanding note payable to Murray Conradie, an officer, in the amount of $49,690. This payable has no stated interest rate and no specific repayment terms.

   The Company has an outstanding note payable to Scott Kincer, an officer,  in
   the  amount  of  $51,000.   This  payable has no stated interest rate and no
   specific repayment terms.

   The Company has an outstanding note payable to Jason Griffith, an officer, in the amount of $4,475. This payable has no stated interest rate and no specific repayment terms.

   The Company has an outstanding note receivable from a shareholder, in the amount of $451,054. This receivable has no stated interest rate due in full on or before April 30, 2004. This receivable is secured by company stock.

NOTE 9 - CONTINGENCIES AND COMMITMENTS

   SUBSCRIPTIONS RECEIVABLE
   The Company has received common stock subscriptions in the amount of $153,750. The Company reported this as part of a shareholder's equity.

   LEASES
   The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

   At December 31, 2003, aggregate future minimum payments under these leases are as follows:

                2004                                      $   139,601
                2005                                          141,341
                2006                                          104,693
                2007                                          104,693
                2008                                          107,142
                Thereafter                                    201,529
						  	  -----------
                Total minimum lease payments              $ 2,051,274

NOTE 10 - ACQUISITIONS

   All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

   Patent rights for an electro static light switch were acquired August 27, 1999, for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of restricted common stock valued at $.30 per share.
                                                                            16

                                  NUTEK, INC.

NOTE 10 - ACQUISITIONS (CONTINUED)

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

   CENTURY INNOVATIONS, INC.
   This company was incorporated in Nevada on January 15, 1999 by Nutek, Inc. On April 30, 1999, clock molds valued at $257,800 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

   KRISTI & CO.
   This company was acquired January 6, 2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi & Co., and a note payable in the amount of $50,000 which has been paid in full as of December 31, 2002. Kristi & Co. has the rights to certain women's resort wear clothing designs and design groups. Kristi & Co. plans to market these items and to continue creating new designs. Kristi & Co. was incorporated September 13, 1999. Kristi & Co. reported the rights and assets purchased from Kristi Hough at their historical cost of zero in a manner similar to a pooling of interest due to the common control of management, per APB Opinion 16. When Nutek, Inc. purchased Kristi & Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi owned under the purchase method of accounting for business combinations per APB 16 as there was not a common control issue for this transaction. Accordingly, these designs and client lists were restated at their estimated fair market values per the best judgment of management.

   Management based its evaluation on the fact that these customer lists, designs, and patterns had previously generated revenues of approximately 18 months. Nutek, Inc. estimated the customer list at $50,000 and the designs and patterns at $50,000.

                                  NUTEK, INC.

NOTE 10 - ACQUISITIONS (CONTINUED)

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

NOTE 12 - MINORITY INTEREST IN SUBSIDIARIES

   The Company has accounted for minority  interest  in  Nutek Oil, Inc. in the
   amount  of  $26,593.   This amount represents the 21.15% interest  owned  by
   various individuals other then Nutek, Inc.

NOTE 13 - SUBSEQUENT EVENTS

   On January 26, 2004, Nutek, Inc. issued a press release announcing that the Company would be changing the Corporation name to Datascension, Inc., and required a mandatory share exchange. The Amended Bylaws of the Corporation additionally required all shares to include the name of the beneficial owner of the shares.

NOTE 14 - ARBITRATION AWARDS AND CONTINGENCIES

   During 2003, a suit was filed against the Company by a former employee which, subsequent to the balance sheet date, the district court awarded judgment in the amount of $81,700, including attorney fees. There is a verbal agreement for settlement for a reduced amount of $45,000.

   During 2003, a suit was filed against the Company by a former landlord which, as of the balance sheet date, the district court awarded judgment in the amount of $180,000, including attorney fees. The final payment terms and amount are currently being negotiated.

   During 2003, there was a dispute with the Company and another company for services previously rendered which, as of the balance sheet date, a refund for the services was made and the contract was cancelled in the amount of $112,500. Subsequent to the balance sheet date, this contingency has been settled for the amount which was accrued. No further work is being done with this client.

NOTE 15 - ENVIRONMENTAL MATTERS

   Various federal and state authorities have authority to regulate the exploration and developments of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as a hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Company and could result in loss or liability to the Company in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.


NOTE 16 - 2002 ADJUSTED INFORMATION

   The financial statements as of and for the year ended December 31, 2002 were adjusted for an error in the calculation of allowance for doubtful accounts in the amount of $273,554. As a result net income, retained earnings and current assets have been reduced by that amount.



                                                                            17







ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A. CONTROLS AND PROCEDURES.

      The Company's management, including the President of the Company and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name              Age  Position
Murray N. Conradie 38  President, CEO and Director
David Scott Kincer 38  COO and Director
Jason F. Griffith  27  CFO
Joseph Harmon      37  VP Datascension


B.  Family relationships

None.

C.  Work Experience

Murray N. Conradie

Mr. Conradie has several years of experience in creating and developing start-up enterprises. He was educated in South Africa, where from 1983-1985, he attended the University of Natal in Durban, studying for a B.A., in Business Law and then from 1985-1988, at the Technikon Natal in Durban, where he studied Accounting specializing in Auditing.

1999 Included Strathmore's Who's Who in Finance USA Edition.
1999 Included for Marquis Who's Who in Finance Millennium Edition.
2000 Included for Strathmore's Who's Who in Finance World Edition.
2001 Received City of Henderson Economic Development Award.
2002 Honored by Governor of Nevada and received Industry Appreciation Award.

David Scott Kincer

Currently Datascension's president, Scott Kincer joined Datascension as COO and Director in September 2001, Scott Kincer has over twenty years experience in collecting, storing an analyzing consumer data. He also has fifteen years of experience managing data collection centers, including seven years of experience in Costa Rica. He co-founded Datascension International in 1999 and became COO of Datascension with the successful acquisition of Datascension International in 2001. Mr. Kincer oversees the operations of Datascension International from its main facility in Brea, California.

Jason F. Griffith

In June of 2002, Jason Griffith took over as the CFO and corporate secretary of Nutek. He has previously worked for Arthur Andersen and was previously the lead auditor for Nutek's 2001 audit. He received his undergraduate degree from Rhodes College in Memphis, Tennessee in economics and business administration, along with receiving his Masters in Accounting from their graduate school. Mr. Griffith is a licensed CPA in both the state of Nevada and Tennessee and is also a licensed Certified Management Accountant. Professionally, Mr. Griffith is a member of the American Institute of Certified Public Accountants, Association of Certified Fraud Examiners, and The Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Society of CPAs. He heads the entire accounting department for Datascension and its subsidiaries.

Joseph Harmon

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers 2003

Name               Title         Salary          Bonus Common Stock
Murray Conradie    President/CEO $150,000 (1)(2) None     None
David Scott Kincer COO/Director  $150,000 (1)(2) None     None
Jason F. Griffith  CFO/Director   $61,250 (1)    None     None

All Executive Officers as a Group (4 persons)

(1) Per a Board Resolution, Murray N. Conradie, President, CEO and Director and David Scott Kincer, President of Datascension and Nutek COO received remuneration of $150,000 for the year. Jason F. Griffith received $61,250.00 for the year.

(2) Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2003 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future, as the Company's only directors are its current executive officers. Should independent directors be added to the Company's board of directors, it may be necessary to purchase Director's and Officer's liability insurance, along with compensate the director accordingly.

(3) Common Stock

The Officers have not received any common stock in compensation for their services, other than the unpaid salary they have converted to common stock. The only officers to receive stock for unpaid compensation in 2003 were Murray
N. Conradie and Jason F. Griffith.

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

Title of   Name of Beneficial	 Position        Amount of 	   Percent
Class	  Owner of Shares			 Shares Held
Common    Murray N. Conradie     CEO / Chairman  24,504,691        16.34%
Common    David Scott Kincer     COO / Director  21,276,970        14.18%
Common    Jason F. Griffith (1)  CFO               622,915          0.42%
Common    Joseph Harmon (2)      VP Datascension 2,005,556          1.34%


All Executive Officers and
     Directors  as  a Group (5 persons)  Common Stock   47,960,132  32.28%

Company address for all Officers is c/o Nutek, Inc. 6330 McLeod Drive, Suite 1, Las Vegas, NV 89120

(1) Jason F. Griffith, Datascension CFO, was elected to the Board of Directors on December 9, 2002, and has received 622,915 shares of the company's common stock valued for unpaid compensation for the period May 2002 through December 2003.

(2) Joseph Harmon, VP Datascension Inc, was elected to the Board of Directors on December 9, 2002, has received 2,005,556 restricted shares as a result of the purchase of Datascension Inc, in 2001.


B.  Persons Sharing Ownership of Control of Shares

The only individuals who own and have the power to vote ten percent (10%) or more of the Company's common stock securities are Murray Conradie and David Scott Kincer, both are affiliates of the Registrant.


C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting  securities.   The shares of Series B
Preferred Stock shall have no voting rights except as required by law or as set forth in attached Exhibit 10.21.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

>From 1987 through 1994, Murray N. Conradie, current President/CEO of Nutek, held the position of President and Director of Century Clocks in South Africa.

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

(23) Consent of Experts and Counsel

     23.1 Statement from Gary V. Campbell, CPA, Ltd.

(27) Financial Data Schedule

     27.1 Financial Data Schedule

(1) Previously filed as an exhibit to the Company's Form 10-SB, filed January 24, 2000.
(2) Previously filed as an exhibit to the Company's Number 1 Amendment to Form 10-SB, filed May 22, 2000.
(3) Previously filed as an exhibit to the company's quarterly report for the period ended March 31, 2003
(4) Previously filed as an exhibit to the company's quarterly report for the period ended June 30, 2003
(5) Previously filed as an exhibit to the company's quarterly report for the period ended September 30, 2003

99       Additional Exhibits

          (i)   Certification   of  Chief  Executive  Officer  pursuant  to  18
U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (ii) Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (iii) Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (iv) Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


(b) REPORTS ON FORM 8-K

The Company's report on Form 8-K dated February 19, 2004

On February 19, 2004, Registrant filed a Current Report on Form 8-K, relating to a press release issued by the Registrant's subsidiary, Datascension International, announcing the receipt of a contract from Sandelman & Associates for $3.5 million.

The Company's report on Form 8-K dated January 26, 2004

On January 26, 2004, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing the corporation name change from Nutek Inc. to Datascension Inc. and require a mandatory share exchange. The Amended Bylaws of the Corporation additionally require all shares include the name of the beneficial owner of the shares.

The Company's report on Form 8-K dated December 24, 2003

On December 24, 2003, Registrant filed a Current Report on Form 8-K, relating to the December 8th, 2003 press release announcing the Company would be distributing its ownership interest in Nutek Oil, Inc. to shareholders. Nutek Oil Inc. is a majority owned subsidiary which is traded under the stock symbol NUTO. The dividend will take the form of a dividend certificate representing restricted common stock, which will be distributed to the Company's beneficial stockholders of record as of the record date, which is January 8, 2004. The stock dividend will be distributed to owners of the Company's common stock as of the record date in a ratio of one share of dividend stock in the subsidiary to be spun off, for every 500 shares of common stock owned in Nutek Inc.

The Company's report on Form 8-K dated October 31, 2003

On October 31, 2003, Registrant filed a Current Report on Form 8-K, updating shareholders on the lawsuit against the securities firms. The plaintiffs filed an amended complaint alleging securities fraud; common law fraud; conversion; negligence; breach of contract; breach of covenant of good
faith   and   fair   dealing;   negligence   based  on  knowledge  of  specific
problems in the securities industry; bad faith conduct; deceptive trade practice; racketeering; interference with contracts; interference with prospective economic advantages; conversion; conspiracy; declaratory relief and injunctive relief. The amended complaint also added (a) fifteen (15) additional plaintiffs, bringing the total number of plaintiffs to twenty-five (25), and
(b) thirty (30) additional defendants, including twenty two (22) named individuals from the securities industry.

The Company's report on Form 8-K dated October 29, 2003

On October 29, 2003, Registrant filed a Current Report on Form 8-K, relating to the decision by the Board of Directors to extend the record date of the dividend of its subsidiary. The new record date will be Friday, November 7, 2003. The reason for the extension was to allow for time to fully explain and provide the NASD, transfer agent, and shareholders information related to the dividend.

The Company's report on Form 8-K dated October 20, 2003

On October 20, 2003, Registrant filed a Current Report on Form 8-K, related to the announcement of the placement of the patented TekPlate product and various related licenses, marketing agreements, etc., into a subsidiary corporation that will be spun off from the parent Nutek as a wholly owned subsidiary and has declared a stock dividend in that company. The dividend will take the form of a dividend certificate representing common stock, which will be distributed to the Company's beneficial stockholders of record as of the record date. The stock dividend will be distributed to owners of the Company's common stock as of the record date in a ratio of one share of dividend stock in the subsidiary to be spun off, for every 300 shares of common stock owned in Nutek Inc.

The Company's report on Form 8-K dated March 26, 2003

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

Datascension Inc.

/s/ Murray N. Conradie
- -------------------
Murray N. Conradie,
Chief Executive Officer and Chairman

/s/ Jason F. Griffith, CPA
- -------------------
Jason F. Griffith, CPA,
Chief Financial Officer and Director


Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Datascension Inc.

/s/  Jason F. Griffith, CPA
- ------------------------
Jason F. Griffith, CPA, Secretary
Date:  March 30, 2004




                        CONSENTS OF EXPERTS AND COUNSEL


Gary V. Campbell, CPA, Ltd.
Certified Public Accountants
7440 West Sahara Avenue
Las Vegas, NV 89117

INDEPENDENT AUDITORS' REPORT
Board of Directors

Datascension Inc. (The Company)
6330 McLeod Drive, Suite 1
Las Vegas, Nevada 89120

March 30, 2003

To Whom It May Concern:

Gary V. Campbell, CPA, Ltd., consents to the inclusion of our report of March 30, 2003 on the Financial Statements of Nutek Inc., as of December 31, 2003 and 2002 on the 10-KSB being filed with the U.S.Securities and Exchange Commission.

Very Truly yours,

/s/  Gary V. Campbell, CPA, Ltd.
- --------------------------------
Gary V. Campbell, CPA, Ltd.