Form 10QSB
period 2004-03-31
DATASCENSION INC
filed 2004-05-18
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2004
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------

                         Commission File Number: 0-29087
-----------------------------------------------------------------------------

                             DATASCENSION INC.
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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

                                        1



The  Registrant  has  153,052,069 shares of Common stock outstanding, par value
$.001 per share as of March  31,  2004.   The  Registrant has 505,900 shares of
Preferred Stock Series B issued and outstanding as of March 31, 2004.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


                                       2



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-15

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    16

Item 3.  Controls and Procedures...............................    16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    17

Item 2.   Changes in Securities and Use of Proceeds............    17

Item 3.   Defaults upon Senior Securities......................    17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    17

Item 5.   Other Information.....................................   17

Item 6.   Exhibits and Reports on Form 8-K......................   17

Signatures......................................................   24


                                      3


                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2004. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                         4



                              DATASCENSION, INC.
                        (FORMERLY KNOWN AS NUTEK, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2004





                          ACCOUNTANTS' REVIEW REPORT





To the Board of Directors of
Datascension, Inc. (formerly known as Nutek, Inc.)
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Datascension, Inc. (formerly known as Nutek, Inc.) (a Nevada corporation) as of March 31, 2004 and the related statements of income, changes in stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Datascension, Inc.

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




Gary V. Campbell, CPA, Ltd.

May 13, 2004
Las Vegas, Nevada






			    DATASCENSION INC.
		     (FORMERLY KNOWN AS NUTEK INC.)
			     BALANCE SHEETS
	    AS OF MARCH 31, 2004 AND DECEMBER 31, 2003


ASSETS

                                               3/31/04     12/31/03
CURRENT ASSETS:
Cash                                           $ 98,830    $122,981
Accounts receivable                           1,334,886   1,087,694
Inventory                                       226,693     227,997
Accrued income                                   11,200      11,200
Prepaid expenses                                134,238     194,623
Note receivable, related party                  341,053       1,250
Current portion of notes receivable               1,376     451,054
					      ---------	  ---------
                                              2,148,276   2,096,709

Property and Equipment, net of
  accumulated depreciation                    1,927,541   3,374,421

OTHER ASSETS:

Notes receivable, net of current portion              -       5,800
Patent rights acquired, net of amortization     561,262     561,262
Due from Nutek Oil Inc.			      1,170,972		  -
Long-term investment                              8,000       8,000
Website assets, net of amortization              29,590      29,340
Customer lists, net of amortization              43,611      43,611
Patterns-designs, net of amortization            44,583      44,583
Packaging design-artwork, net of amortization    86,512      86,512
Deposits                                         28,400      51,892
Goodwill                                      1,692,782   1,692,782
Trademarks                                        8,000       8,000
Licensing fees                                   50,000      50,000
					      ---------	  ---------
                                              3,723,712   2,581,782

TOTAL ASSETS                                 $7,799,529  $8,052,912
					     ==========	 ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

                                               3/31/04     12/31/03
CURRENT LIABILITIES:
Accounts payable                             $  250,891  $  278,022
Accrued expenses                                208,300     182,377
Accrued contingent liabilities                  180,000     338,461
Line of credit	                                372,928     449,650
Notes payable, related party                    204,238     328,540
Current portion of long-term notes payable      119,824     102,033
					      ---------	  ---------
TOTAL CURRENT LIABILITIES                     1,336,181   1,679,083


Long-term notes payable, net of
  current portion                               158,401      16,565
					      ---------	  ---------
Total long-term debt                            158,401      16,565
					      ---------	  ---------

TOTAL LIABILITIES                             1,494,582   1,695,648
					      ---------	  ---------

STOCKHOLDERS' EQUITY:
Common stock:

Common stock, $0.001 par value, 200,000,000
  shares authorized; 153,052,069 shares issued,
  152,093,736 outstanding at March 31,
  2003 and December 31, 2003, respectively      153,054     150,554

Preferred stock Series B:
  Preferred stock, $0.001 par value, 10,000,000
  shares authorized; 505,900 and 508,500
  Series B shares issued and outstanding at March 31
  2004 and December 31, 2003, respectively.         506         509

Additional paid-in capital-common stock      10,906,808  10,802,058
Additional paid-in capital-preferred Series A         -           -
Additional paid-in capital-preferred Series B   481,995     507,992
Noncontrolling interest in subsidiary
    of Nutek Oil, Inc. 			              -     311,137
Subscriptions receivable                       (153,750)   (153,750)
Treasury stock, at cost; 958,333 shares at
  March 31, 2004 and December 31, 2003         (134,388)   (134,388)
Accumulated deficit                          (4,949,278) (5,126,848)
					      ---------	  ---------
    Total stockholders' equity                6,304,947   6,357,264
					      ---------	  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $7,799,529  $8,052,912
					     ==========	 ==========

	  	The accompanying notes to the financial statements are
		    an integral part of these financial statements.



						- F3 -


			           DATASCENSION INC.
		             (FORMERLY KNOWN AS NUTEK INC.)
				  STATEMENTS OF INCOME
			         FOR THREE MONTHS ENDED
				MARCH 31, 2004 AND 2003






                                                 UNAUDITED
                                            Three months ended
                                             3/31/04     3/31/03

   REVENUE                                 $2,034,454 $1,564,999

   COST OF GOODS SOLD                       1,702,318    736,901
					    ---------  ---------

   GROSS PROFIT                               332,136    828,098

   EXPENSES:
      Selling, general and administrative     178,236    636,877
      Depreciation expense                     84,840     64,912
					    ---------  ---------
          Total expenses                      263,076    701,789

   OPERATING INCOME (LOSS)                     69,060    126,309

   OTHER INCOME/(EXPENSES):
       Interest income                            343        402
       Discount on Settlement                       -     24,000
       Interest expense                       (30,019)   (15,021)
       Other income                             2,185      3,000
       Other expenses                               -      (671)
       Minority interest in earnings                -    (1,469)
					    ---------  ---------
          Total other income/(expenses)       (27,491)    10,241

   NET ORDINARY INCOME (LOSS)                $ 41,569   $136,550
					    =========  =========

   Basic weighted average number of
   common shares outstanding              152,364,569 89,026,225

   Diluted weighted average number of
   common shares outstanding              152,364,569 144,977,025

   Basic Net Income (Loss) per Share          $0.000     $0.002

   Diluted Net Income (Loss) per Share        $0.000     $0.001



      The accompanying independent accountants' review report and the notes to financial statements should be read in conjunction with these Consolidated Statements of Income and Accumulated Deficit.

				- F4 -


			    DATASCENSION INC.
		     (FORMERLY KNOWN AS NUTEK INC.)
		CONSOLIDATED STATEMENTS OF CASH FLOWS
	    FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003




                                                           Three months ended
                                                          3/31/04     3/31/03
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss) from Operations                      $   41,569 $ 136,550
Adjustments to reconcile net income
   to net cash provided
Stock issued for services				      6,250	    -
Increase in non-controlling interest in subsidiary                -     1,469
Depreciation Expense                                         84,840    64,912
(Increase) / Decrease in Other Assets                             -   (1,425)
(Increase) / Decrease in Prepaid Expenses                    56,612 (226,464)
(Increase) / Decrease in Accounts Receivable              (260,507)   217,906
(Increase)/ Decrease in Deposits                             23,492  (10,500)
(Increase) / Decrease in Inventory                            1,304   (2,428)
Increase / (Decrease) in Accrued Expenses                    37,929  (62,089)
Increase / (Decrease) in Accounts Payable                  (18,634) (143,673)
							  --------- ---------
     Net cash provided by (used) by operating activities   (27,145)  (25,742)
							  --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) / Decrease in Notes Receivable                   115,675     8,117
(Increase) / Decrease in Intangibles                              -  (13,686)
(Increase)/ Decrease in Property & Equipment                      -  (32,329)
							  --------- ---------
      Net cash provided by (used in) investing activities   115,675  (37,898)
							  --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Capital Stock                                    75,000   137,500
Cash in distributed subsidiary				     10,661	    -
Proceeds from line of credit				     (3,798)	    -
Increase/(Decrease) in Short Term Loans Payable                   -       975
Increase/(Decrease) in Long Term Loans Payable             (194,454)   51,095
							  --------- ---------
      Net cash provided by (used in) financing activities  (112,591)  189,570
							  --------- ---------

Balance as at beginning of period                           122,891    44,371
Net decrease in cash                                       (24,061)   125,930
							  --------- ---------
Balance as at end of period                                $98,830   $170,301


SUPPLEMENTAL INFORMATION:
Interest Paid                                               $33,672   $15,021
Taxes Paid                                                  $     -   $     -




During the three months ended March 31, 2004 the Company sold their investments in Nutek Oil, Inc.

During the three months ended March 31, 2004 the Company settled 2,600 shares of Series B preferred stock for 500,000 shares of common stock.

During the three months ended March 31, 2004 the Company purchased equipment for $236,320 through the use of long-term debt.

              DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

   Datascension, Inc. (formerly known as Nutek, Inc.) was incorporated in August 1991 under the laws of the State of Nevada as Nutek, Inc. (the "Company") and is engaged in multiple industries.

   SRC International, Inc. was incorporated on June 20, 1997 in Illinois. SRC International, Inc. manufactures "Super Glide," a rail covering made of extremely durable, super-slick space age polymer, designed to reduce friction between the rails and hangers in the dry cleaning and garment industries.

   Century Innovations, Inc. is a Nevada corporation formed by Datascension, Inc. (formerly known as Nutek, Inc.) and is doing business in California. Century Innovations, Inc. has a joint venture agreement with the Department of Veterans Industries. The company produces clocks assembled and packaged by U.S. Veterans.

   Kristi & Co., a Nevada corporation,  was incorporated on September 13, 1999.
   The company markets women's resort wear.   The  company  purchased  clothing
   designs and design groups on January 6, 2000.

   Datascension International, Inc. and related assets were purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascension International, Inc. is a premier data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascension International, Inc. expanded operations into Costa Rica purchasing Sin Fronteras, Inc.

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

                DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   CONSOLIDATION POLICY
   The accompanying consolidated financial statements include the accounts of Datascension, Inc. (formerly known as Nutek, Inc.) and its different business segments: SRC International, Inc., Century Innovations, Inc., Kristi & Co., and Datascension International, Inc. All significant inter-company balances and transactions have been eliminated.

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

   COMPREHENSIVE INCOME
   Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended March 31, 2004.

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

   Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

                        Computer equipment            5 years
                        Factory equipment             7 years
                        Furniture and fixtures        7 years
                        Office equipment              5 years
                        Equipment and machinery      20 years
                        Molds and tooling            20 years

   All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

                DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   REVENUE RECOGNITION
   Revenues are considered earned when sales of goods are shipped and contracts are complete.

   INTANGIBLE ASSETS
   The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of March 31, 2004.

   The following intangible assets have also been assessed under guidance from SFAS No. 142, and concluded that they have not significantly decreased and there has been no reduction in the usefulness of the assets as of March 31, 2004: clothing patterns and designs, artwork, customer lists, packaging designs, patents, and trademarks.

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

   ADVERTISING
   Advertising costs are expensed when incurred. Advertising for the three months ended March 31, 2004 amounted to $1,170.

   RESEARCH AND DEVELOPMENT
   The Company expenses its research and development in the periods incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

   Property and equipment are made up of the following as of March 31, 2004:

      Factory equipment                              $        1,381
      Equipment and machinery                               502,168
      Molds and tooling                                     758,065
      Office equipment                                    1,251,148
      Trade show booths                                       6,150
      Leasehold improvements                                 14,159
      Accumulated depreciation                            (605,530)
							-----------
                                                       $  1,927,541

NOTE 4 - STOCKHOLDERS' EQUITY

   During the three months ended March 31, 2004, the Company sold 1,875,000 shares of common stock for $75,000.

   The Company also issued 125,000 shares of common stock for services during the three months ended March 31, 2004 valued at $6,250.

   The Company also issued 500,000 shares of common stock for conversion of Series B preferred stock during the three months ended March 31, 2004.

   The Company also sold their investment in Nutek Oil, Inc. eliminating the non-controlling interest in subsidiary and reducing income deficit by $136,001.

NOTE 5 - LONG-TERM NOTE PAYABLE
   The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at March 31, 2004:
     Note payable to a vendor, no specific repayments terms
     and no stated interest rate.  Secured by assets.$       40,000

     Note payable to a vendor, monthly payments of $348
     inclusive of 7% annual interest through September 2006,
     secured by equipment.                                    9,572

     Note payable to a vendor, monthly payments of $169
     inclusive of 23.99% annual interest through March 2006,
     secured by equipment.                                    3,974

     Note payable to a vendor, monthly payments
     of $7,375 inclusive of 10.83% annual interest through
     December 2006, secured by equipment.                   209,679

     Note payable to a vendor, monthly payments of $906,
     inclusive of 12% annual interest through February 2006.
     Secured by equipment.                                   15,000
                                                            278,225
     Less current portion                                 (119,824)
							-----------
                                                      $     158,401

                DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

NOTE 5 - LONG-TERM NOTE PAYABLE (CONTINUED)

   Principal maturities are as follows:
         Twelve months ended March 31,
         2005                                         $     119,824
         2006                                                92,871
         2007                                                65,530
							-----------
                                                      $     278,225

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
                                                           3 MONTHS
                                                             ENDED
                                                         MARCH 31, 2004
         Depreciation and amortization               $       7,768
         Net operating loss carryforward                     6,365
         Valuation allowance                               (14,133)
							-----------
                                                     $         -

   The components of the net deferred tax asset at March 31, 2004 under SFAS 109 are as follows:

         Depreciation and amortization                 $ 1,000,531
         Net operating loss carryforward                (1,288,138)
         Valuation allowance                               287,607
							-----------
                                                       $         -

   Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                            3 MONTHSPERCENT OF
                                                    ENDED       PRETAX
                                           MARCH 31, 2004       INCOME
         Expected                         $     14,133		 34%
         Valuation allowance                   (14,133) 	(34%)
					     -----------	-----
         Actual expense                   $       -               0%

                DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

NOTE 7 - LINE OF CREDIT

   The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $375,000. Interest on outstanding balances accrues at 7% and is payable monthly. The line has no specific expiration date and is secured by a stockholder.

NOTE 8 - RELATED PARTY TRANSACTIONS

   The Company holds a note payable to a shareholder, in the amount of $48,375,
   inclusive of accrued interest.   This  agreement  has  no specific repayment
   terms, and 3% interest annually through June 2004.  This loan is unsecured.

   The Company holds a note payable to a shareholder, in the amount of $55,000. This agreement has no specific repayment terms, no annual interest, and no defined maturity date. This loan is unsecured.

   The  Company has an outstanding note payable to a shareholder, in the amount
   of $45,586.   This  payable  has  no  stated  interest  rate and no specific repayment terms.

   The Company has an outstanding note payable to a shareholder, in the amount of $44,000. This payable accrues interest at 1% monthly due on the first day of each month.

   The Company has an outstanding note payable to a shareholder, in the amount of $11,277. This payable has no stated interest rate and no specific repayment terms.

   The Company has an outstanding receivable from a shareholder, in the amount of $341,053. This receivable has no stated interest rate due in full on or before April 30, 2004.

NOTE 9 - CONTINGENCIES AND COMMITMENTS

   SUBSCRIPTIONS RECEIVABLE
   The Company has received common stock subscriptions in the amount of $153,750. The Company reported this as part of a shareholder's equity.

   LEASES
   The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

   At March 31, 2004, aggregate future minimum payments under these leases, are as follows:

                DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

NOTE 9 - CONTINGENCIES AND COMMITMENTS (CONTINUED)

        Twelve months ended March 31,
        2005                                          $     152,141
        2006                                                133,259
        2007                                                105,773
        2008                                                105,773
        2009                                                  -
        Thereafter                                            -
							-----------
        Total minimum lease payments                  $     496,946

NOTE 10 - ACQUISITIONS

   All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

   Patent rights for an electro static light switch were acquired August 27, 1999, for the fair market price of $1,000,000 from a non-related party. Payment was made by issuing 600,000 shares of restricted common stock valued at $.30 per share.

   Another $150,000 was to be paid in cash with the balance of $670,000 to be paid by increasing the royalty payment from seven to ten percent until the balance is paid off. After numerous delays by the inventor of the Electrostatic Light Switch Patent Number 5833350 to provide Datascension, Inc. (formerly known as Nutek, Inc.) the information, continuation patents, and schematics which Datascension, Inc. (formerly known as Nutek, Inc.) purchased, Datascension, Inc. (formerly known as Nutek, Inc.) acquired world wide rights to a significantly enhanced patent and returned the rights to Electro Static Solutions, LLC for Patent Number 5833350.

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

   CENTURY INNOVATIONS, INC.
   This company was incorporated in Nevada on January 15, 1999 by Datascension, Inc. (formerly known as Nutek, Inc.) On April 30, 1999, clock molds valued at $257,800 were acquired. Shares in the amount of 1,315,000 with a fair market value of $.12 totaling $157,800 plus notes payable in the amount of $100,000 was given in exchange for the clock molds.

                DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

   KRISTI & CO.
   This company was acquired January 6, 2000 for 250,000 shares of the Company's stock in exchange for the outstanding common stock of Kristi & Co., and a note payable in the amount of $50,000 which has been paid in full as of March 31, 2004. Kristi & Co. has the rights to certain women's resort wear clothing designs and design groups. Kristi & Co. plans to market these items and to continue creating new designs. Kristi & Co. was incorporated September 13, 1999.

   Kristi & Co. reported the rights and assets purchased from Kristi Hough at their historical cost of zero in a manner similar to a pooling of interest due to the common control of management, per APB Opinion 16. When Datascension, Inc. (formerly known as Nutek, Inc.) purchased Kristi & Co., the acquisition was booked at the estimated fair market value of those rights and assets which Kristi owned under the purchase method of accounting for business combinations per APB 16 as there was not a common control issue for this transaction. Accordingly, these designs and client lists were restated at their estimated fair market values per the best judgment of management.

   Management based its evaluation on the fact that these customer lists, designs, and patterns had previously generated revenues of approximately 18 months. Datascension, Inc. (formerly known as Nutek, Inc.) estimated the customer list at $50,000 and the designs and patterns at $50,000.

   Current  sales  and  cash flows of Kristi & Co.'s  line  indicate  that  the
   valuation was accurate.   The  Company anticipates selling these items since
   Kristi & Co. is no longer in business.

   DATASCENSION INTERNATIONAL, INC.
   This company was acquired on July 2, 2001 for $2,000,000 of Datascension, Inc.'s (formerly known as Nutek, Inc.) restricted common stock in exchange for the outstanding common stock of Datascension International, Inc. There were 27,500,000 shares issued.

   Of this amount, 20,911,111 has been converted to 209,111 shares of the Series A preferred stock. Datascension International, Inc. is a premiere data solutions company representing unique expertise in collection, storage, processing, and interpretation of data.

   Sin Fronteras, Inc., a Costa Rican company, was acquired on May 13, 2002 for 13,517,241 shares of Datascension, Inc. (formerly known as Nutek, Inc.)'s common stock in exchange for the outstanding common stock of Sin Fronteras, Inc. at the fair market value of the average trading price of Datascension, Inc. (formerly known as Nutek, Inc.)'s stock for the five trading days prior to May 13, 2002 at the price of $0.0725. This acquisition entitled Datascension, Inc. (formerly known as Nutek, Inc.) to assume $750,000 of note receivable due to Sin Fronteras, Inc. No other assets or liabilities were assumed. The transaction was accounted for by the purchase method of accounting for business combinations.

                DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

NOTE 11 - WARRANTS AND OPTIONS

   The Company does not currently have any stock options issued. The Company has adopted FASB No. 123 and will account for stock issued for services and stock options under the fair value method.

NOTE 12- ARBITRATION AWARDS

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

(B) Century Innovations Inc., which markets a patented safety product that replaces standard light switch cover plates that automatically provide illumination in the event of a power failure; a patented plastic buffet plate that allows the user to hold both a plate and cup in one hand and the productions of plastic wall clocks;

(C) SRC International Inc., which produces plastic coverings for metal rails.

The Company's mailing address is: 6330 McLeod Drive, Suite 1, Las Vegas, Nevada
89120,  phone  number:   702-262-2061.  The Company's websites can be found at:
www.nutk.com; www.tekplate.com; and www.datascension.com

(i) Short-term Objectives:

 -  Continue the expansion of Datascension.
 -  Make acquisitions of strategic competitors.
 -  Develop strategic Joint Venture relationships.

Concurrent with the name change from Nutek to Datascension, the Company made the decision to eliminate certain operations to focus more of its resources on its core growth operations. As discussed in our December 8, 2003 press release, the company has undergone a corporate restructuring allowing us to focus and have the Company's capital better utilized in expanding Datascension International moving forward. This restructuring and spin off of Nutek Oil, allowed that Company to operate independently of the parent and have the Datascension International results reflect its own operations.

Datascension anticipates these actions will reduce operating expenses and at the same time have a significant impact on increasing revenue and profits. Additionally, the company is potentially seeking a listing on a larger exchange.

(ii) Long-term Objectives:

 -  Secure additional business opportunities for Datascension International.
   - Grow the Datascension International operations extensively through acquisitions of smaller call center operations which stand to benefit from the work being shifted overseas.
  - Expand Datascension International's Costa Rica and Dominican Republic operations.

There is a planned sale of significant equipment and assets to include, Kristi & Co., Inc, and SRC International Inc. Since the TekPlate product has been put into the Century Innovations subsidiary, that company is expected to be spun off and function as a separate entity.

Excluding any potential acquisition, the Company's Costa Rica and Dominican Republic work force is expected to increase at a rate equal to actual increases of our business operations. Through technological advancements (such as predictive phone dialers), the expansion of our business should be able to grow at a rate slightly faster than required employee and payroll increases.

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


1) During the First Quarter ended March 31, 2004 the Company had a net profit of $41,569 from operations against revenues of $2,034,454 as compared to a net profit from operations of $136,550 against revenues of $1,564,999 for the same quarter last year. The Company has decreased its selling, general and administration costs from $636,877 for the same period last year to $178,236 for the First Quarter this year. Depreciation costs for the First Quarter this year were $84,840 as compared to $64,912 for the same period last year.

As of March 31, 2004, the Company has one hundred fifty two million fifty two thousand sixty nine (153,052,069) shares of its $0.001 par value common voting stock outstanding which are held by approximately six hundred fifty (650) shareholders of record. The Company also has five hundred and eight thousand five hundred (508,500) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of March 31, 2004. All Series B Preferred shares, which have been issued, were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement. Series B shares have annual dividends of $.15 a share payable quarterly. They are convertible to common shares on a one for one basis at the holders' option.

2) Results of Operations

For the First Quarter, ended March 31, 2004, the Company has generated $2,034,454 in revenues and generated a profit of $41,569 for the same period. This compares to revenues of $1,461,142 and a profit of $147,777 for the same period last year. The Company has increased its working capital position by $394,469 from a positive $417,626 at December 31, 2003 to a positive $812,095 on March 31, 2004.

The majority of the Company's expenses for the quarter included payroll and administrative costs.

Ending this first quarter of 2004 the company is has made significant investments in our infrastructure to provide cost cutting, along with enhanced ability for revenue generation.

The Company is pleased with the dramatic increase in the revenues and attribute it to both the installation of predictive dialers and expansions in the Costa Rica and Dominican Republic facilities. The associated costs with the expansion increased the payroll expenses and depreciation costs, but we anticipate this expansion to bring a large benefit to the Company in the future.

The TekPlate brand is continuing forward with Mr. Silverman's efforts and has developed some promising leads. The new packaging and literature created has drawn attention from some retailers which we hope to close a strategic relationship with in the short term.

Nutek Oil was completely spun off on January 8, 2004. That company completed a Form 10 filing with the SEC and after the above date is no longer affiliated with Datascension Inc.


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

The Company currently has approximately four hundred forty two (442) employees of which six (6) are Officers of the Company. As the Company continues to grow and offer additional services and retain additional clients, it will need to add employees.

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


                                       19

Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.



                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

The Company was in litigation with two separate lawsuits during 2004. They were:

The previous facility leased by Registrant in Henderson Nevada was leased for the purpose of consolidating all the operations into one location. A prior tenant of the premises had vacated the premises leaving fixtures that occupied approximately 50% of the floor space in the warehouse. The landlord had agreed to have this equipment removed within 90 days. This did not occur and after 14 months, when the equipment had not been removed from the premises; a decision was made to find alternate premises and terminate the lease for cause. This court case went to trial during January of 2004 and the courts found in favor of the prior landlord for the amount owed to them through the time necessary to re-let the premises to a new tenant. The Registrant had recorded this as a contingency and expensed this in 2003.

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

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

There were three Form 8-K's filed during the first quarter of 2004.  They were:

      -     Exh. 99-1   Form 8-K, dated January 26, 2004
      -     Exh. 99-2   Form 8-K, dated February 18, 2004
      -     Exh. 99-3   Form 8-K, dated March 24, 2004



Exh. 99-1

                                   FORM 8-K

                                CURRENT REPORT

ITEM 5. OTHER ITEMS

On January 26, 2004, Nutek, Inc. (the "Company") issued a press release announcing that the Company would be changing the Corporation name to Datascension Inc., and require a mandatory share exchange. The Amended Bylaws of the Corporation additionally require all shares include the name of the beneficial owner of the shares.

Mandatory Share Exchange

The Corporation requires a mandatory exchange of the old stock certificate, with the name Nutek, Inc., for a new stock certificate, with the name Datascension, Inc., with the stipulations that (a) old stock certificates, with the old company name, will be void, shall not entitle the certificate holder to any of the rights of a shareholder or the Corporation, and shall be worthless, non-transferable and non-tradable in any public or private market or exchange beginning ninety (90) days after the date of the filing of the Certificate of Amendment of the Articles of Incorporation in the State of Nevada, and shall have no value except for the right to be exchanged for new stock certificates; and (b) physical exchange of the old stock certificates must be made exclusively by and through the Corporation's stock transfer agent in order to obtain a new stock certificate.

Persons who hold their shares in brokerage accounts or "street name" would not be required to take any further actions to effect the exchange of their certificates. Instead, the holder of the certificate will be contacted. However, the Corporation requires that each new certificate representing shares of common stock of the Corporation specify and include the name of the beneficial owner of such shares and be mailed directly to that beneficial holder.

No new certificates will be issued to a shareholder until the shareholder has surrendered the shareholder's outstanding certificate(s) to the exchange agent. Until surrender, each certificate representing shares before the name change would represent the right to exchange the certificate bearing the name of Nutek Inc., for a certificate bearing the name of Datascension Inc., only. Stockholders should not destroy any stock certificate and should not submit any certificates until instructed to by the Corporation.

On November 7, 2003, the Board of Directors determined to change the name of the Company to Datascension Inc. and to change the Company's trading symbol to reflect the name change of the Company. The purpose of the name and proposed symbol change is to more accurately reflect the Company's business and its activities after the change.

Item 7.     Exhibits.

99.1           Press Release dated January 26, 2004.
99.2           Notification of Name change and Bylaw change to NASD.
99.3           Notification of Name change and Bylaw change to DTC.
99.4           Amendment to Certificate of Incorporation.
99.5           Amended Bylaws.

Date:  January 26, 2004




Exh. 99-2

                                   FORM 8-K

                                CURRENT REPORT

ITEM 9. Regulation FD Disclosure

Under Regulation FD Disclosure, the Company is filing the press release from this morning as an 8-K.

(c)    Exhibits

10.    Press Release dated February 18, 2004.

Dated: February 18, 2004.




Exh. 99-3
                                   FORM 8-K

                                CURRENT REPORT

ITEM 5. OTHER ITEMS

On March 24, 2004, the Company received confirmation from the NASD that the "V" would be removed from the Registrant's stock symbol, effective March 25, 2004. All trades conducted while the "V" was present, that is "trading as when issued", will be expected to clear and settle by March 30, 2004. The Company's stock symbol will be DTSN and will be changed back to T+3 status effective March 25, 2004.

The reason for this change is that specific criteria for the exchange of Nutek shares to Datascension shares have been met by the company.

During the mandatory exchange period, which began on January 26, 2004, NASDAQ changed trading and quotation of Datascension Inc.'s securities on the OTC Bulletin Board ("OTCBB") to a "when-issued" basis.

The effect of the "when-issued" basis was to take the clearing and settlement of trades temporarily outside of the T+3 rule, which has the effect of suspending clearing and settling trades of Datascension, Inc.'s stock during the time that the "when-issued" status is in effect.

Participants with questions are encouraged to review the NASD release, UPC 037-2004.

Date:  March 24, 2004








SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 17, 2004


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

                                               Datascension Inc.
                                               ------------
                                               (Registrant)

/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: May 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Datascension Inc.

/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  May 17, 2004