Form 10QSB
period 2004-06-30
DATASCENSION INC
filed 2004-08-16
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004
-----------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The  Registrant  has  153,526,790 shares of Common stock outstanding, par value
$.001 per share as of June  30,  2004.   The  Registrant  has 505,900 shares of
Preferred Stock Series B issued and outstanding as of June 30, 2004.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]






PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................     3
          Balance Sheet (unaudited)............................   3-4
          Statements of Operations (unaudited).................     5
          Statements of Cash Flows (unaudited).................     6
          Notes to Financial Statements........................  7-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    13

Item 3.  Controls and Procedures...............................    18

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    19

Item 2.   Changes in Securities and Use of Proceeds............    19

Item 3.   Defaults upon Senior Securities......................    19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    19

Item 5.   Other Information.....................................   19

Item 6.   Exhibits and Reports on Form 8-K......................   20

Signatures......................................................   21


                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2004, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended June 30, 2004. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.




				   DATASCENSION, INC.
				CONSOLIDATED BALANCE SHEET
			AS OF JUNE 30, 2004 AND DECEMBER 31, 2003



                                       ASSETS
 								As of	    As of
                                                               6/30/04    12/31/03
   CURRENT ASSETS:
Cash                                                        $   73,121  $  122,891
Accounts receivable                                          1,433,442   1,087,694
Inventory                                                      226,105     227,997
Accrued income                                                  11,200      11,200
Prepaid expenses                                               134,915     194,623
Note receivable, related party                                       -       1,250
Current portion of notes receivable                            341,054     451,054
							    ----------  ----------
   TOTAL CURRENT ASSETS                                     $2,219,837  $2,096,709

Property and Equipment, net of accumulated
   depreciation                                              1,846,281   3,374,421
							    ----------  ----------
   OTHER ASSETS:
Notes receivable, net of current portion                     1,146,134       5,800
Patent rights acquired, net of amortization                    561,262     561,262
Long-term investment                                             8,000       8,000
Website assets, net of amortization                             29,590      29,340
Customer lists, net of amortization                             43,611      43,611
Patterns/designs, net of amortization                           44,583      44,583
Packaging design/artwork, net of amortization                   86,512      86,512
Deposits                                                        28,400      51,892
Goodwill                                                     1,692,782   1,692,782
Trademarks                                                       8,000       8,000
Licensing fees                                                  50,000      50,000
							    ----------  ----------
   TOTAL OTHER ASSETS                                        3,698,874   2,581,782

TOTAL ASSETS                                                $7,764,992  $8,052,912
							    ==========  ==========



                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               6/30/04    12/31/03
   CURRENT LIABILITIES:
Accounts payable                                              $190,233    $278,022
Accrued expenses                                               225,758     182,377
Line of credit                                                 372,778     449,650
Accrued contingent liabilities                                 180,000     338,461
Notes payable, related party                                   140,819     328,540
Current portion of long-term notes payable                      63,337     102,033
 							    ----------  ----------
   TOTAL CURRENT LIABILITIES                                $1,172,925  $1,679,083

  LONG-TERM DEBT
Long-term notes payable, net of current portion                294,661      16,565
							    ----------  ----------
  TOTAL LONG-TERM DEBT                                         294,661      16,565

  TOTAL LIABILITIES                                          1,467,586   1,695,648
							    ----------  ----------
   STOCKHOLDERS' EQUITY:
  Common stock:
Common stock, $0.001 par value, 200,000,000
shares authorized; 154,027,069 shares issued,
153,068,736 outstanding at June 30, 2004                       153,529     150,554
  Additional paid-in capital-common stock                   10,944,083  10,802,058
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at June 30, 2004                            506         509
  Additional paid-in capital-preferred Series B                481,994     507,992
  Noncontrolling interest in subsidiary of Nutek Oil, Inc.          -      311,137
  Subscriptions receivable                                   (153,750)   (153,750)
  Treasury stock, at cost; 958,333 at June 30, 2004          (134,388)   (134,388)
  Accumulated deficit                                      (4,994,568) (5,126,848)
							    ----------  ----------
TOTAL STOCKHOLDERS' EQUITY                                   6,297,406   6,357,264
							    ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $7,764,992  $8,052,912
							    ==========  ==========

	The accompanying notes to financial statements are an integral part of these financial statements.


				DATASCENSION INC.
			CONSOLIDATED STATEMENT OF OPERATIONS
		FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2004 AND 2003



                                                     FOR THE                   FOR THE
                                                  3 MONTHS ENDED            6 MONTHS ENDED
                                               6/30/04       6/30/03     6/30/04     6/30/03

REVENUE                                      $2,245,000    $1,936,083  $4,279,455  $3,501,082

COST OF GOODS SOLD                            1,724,903     1,148,589   3,427,221   1,885,490
					     ----------    ----------  ----------  ----------

GROSS PROFIT                                    520,097       787,494     852,234   1,615,592

EXPENSES:
Selling, general and administrative            $464,453      $563,061    $642,689  $1,199,938
Depreciation                                     85,646        63,808     170,487     128,720
					     ----------    ----------  ----------  ----------
TOTAL EXPENSES                                  550,099       626,869     813,176   1,328,658

OPERATING INCOME                               (30,002)       160,625      39,058     286,934

OTHER INCOME (EXPENSE):
Interest income                                      62           781         405       1,183
Forgiveness of debt                                   -        15,474           -      39,474
Other income                                          -             -       2,185       (671)
Interest expense                               (18,049)      (22,248)    (48,068)    (37,269)
Other income                                      2,699         3,000       2,699       6,000
Minority interest, Nutek Oil, Inc.                    -           919           -       (550)
					     ----------    ----------  ----------  ----------
TOTAL OTHER INCOME                             (15,288)       (2,074)    (42,779)       8,167

NET ORDINARY INCOME                           $(45,290)      $158,551    $(3,721)    $295,101
					     ==========    ==========  ==========  ==========

BASIC WEIGHTED AVERAGE NUMBER OF  COMMON
SHARES OUTSTANDING                          153,411,684    91,309,379 152,891,019  90,174,109

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          153,411,684   147,260,179 152,891,019 146,124,909

BASIC NET INCOME PER SHARE                     $(0.000)        $0.002      $0.002      $0.003
DILUTED NET INCOME PER SHARE                   $(0.000)        $0.001      $    -      $0.002


	The accompanying notes to financial statements are an integral part of these financial statements.


		      DATASCENSION INC.
	     CONSOLIDATED STATEMENT OF CASH FLOWS
	FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

						 For the 6 months ended
					             6/30/04    6/30/03
						   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $(3,721)   $295,101
Adjustments to reconcile net income to net
cash provided by operating activities:
Issued for services                                   44,000          -
Depreciation and amortization                        170,486    128,720
Increase in non-controlling interest in subsidiary         -        550
Decrease in accounts receivable                    (359,064)   (34,399)
Increase in inventory                                  1,892    (2,658)
Increase in line of credit fees                            -      (950)
Increase in prepaid expenses                          55,935  (156,152)
Increase in deposits                                  23,492   (16,500)
Decrease in accounts payable                        (79,293)  (434,261)
Decrease in accrued expenses                          55,387    101,689
						   ---------  ---------
NET CASH USED BY OPERATING ACTIVITIES              $(90,886) $(118,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable                141,889    102,186
Purchase of property and equipment                   (4,386)   (64,575)
Purchase of intangible assets                              -   (20,236)
						   ---------  ---------
NET CASH USED BY INVESTING ACTIVITIES                137,503     17,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                          (178,100)     54,220
Cash in distributed subsidiary                        10,661         -
Issuance of common stock                              75,000    180,950
Proceeds from line of credit                         (3,948)        975
						   ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           (96,387)    236,145
						   =========  =========

NET INCREASE IN CASH                                (49,770)    134,660
BALANCE, BEGINNING                                   122,891     44,371
BALANCE, ENDING                                      $73,121   $179,031

INTEREST PAID                                        $48,068    $36,211
TAXES PAID                                           $    -     $    -



	The accompanying notes to financial statements are an integral part of these financial statements.




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

Century Innovations, Inc. is a Nevada corporation formed by Datascension, Inc. (formerly known as Nutek, Inc.). The company produces clocks and markets and sells the patented product TekPlate(TM).

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

COMPREHENSIVE INCOME
Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended June 30, 2004.

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

INTANGIBLE ASSETS
The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of June 30, 2004.

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

ADVERTISING
Advertising costs are expensed when incurred. Advertising for the three months ended June 30, 2004 amounted to $0.


RESEARCH AND DEVELOPMENT
The Company expenses its research and development in the periods incurred.


NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment are made up of the following as of June 30, 2004:

            Factory equipment            $     1,381
            Equipment and machinery          502,168
            Molds and tooling                758,065
            Office equipment               1,255,534
            Trade show booths                  6,150
            Leasehold improvements            14,159
            Accumulated depreciation        (691,176)
					 -----------
                                         $ 1,846,281

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2004, the Company issued 350,000 shares of common stock for services to $31,500.

The Company also issued 125,000 shares of common stock for services during the three months ended June 30, 2004 valued at $6,250.

NOTE 5 - LONG-TERM NOTE PAYABLE

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at June 30, 2004:

Note payable to a vendor, no specific repayments terms
and no stated interest rate.  Secured by assets.   		$  40,000

Note payable to a vendor, no specific repayments terms
and no stated interest rate.                           		   55,000

Note payable to a vendor, no specific repayments terms
and no stated interest rate.                          		   50,244

Note payable to a vendor, monthly payments of $348
inclusive of 7% annual interest through September 2006,
secured by equipment.                             		    8,337

Note payable to a vendor, monthly payments of $169
inclusive of 23.99% annual interest through March 2006,
secured by equipment.                               		    3,748


Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2006, secured by equipment.         		          185,670

Note payable to a vendor, monthly payments of $906,
inclusive of 12% annual interest through February 2006.
Secured by equipment.                          		           15,000
                                             		          357,998
Less current portion                    		         (63,337)
								---------
                                             		        $ 294,661

Principal maturities are as follows:

      Twelve months ended June 30,

                        2005    $  136,260
                        2006        92,871
                        2007        65,530
				-----------
                                $  294,661

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
                                             3 MONTHS
                                               ENDED
                                           JUNE 30, 2004
            Depreciation and amortization    $   7,768
            Net operating loss carryforward      6,365
            Valuation allowance               (14,133)
					     ---------
                                             $      -

The components of the net deferred tax asset at June 30, 2004 under SFAS 109 are as follows:

            Depreciation and amortization      $  1,000,531
            Net operating loss carryforward     (1,288,138)
            Valuation allowance                     287,607
					       ------------
                                               $         -


NOTE 6 - INCOME TAXES

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                              3 MONTHS      PERCENT OF
                                               ENDED          PRETAX
                                           JUNE 30, 2004      INCOME
            Expected                        $   14,133          34%
            Valuation allowance                (14,133)        (34%)
            Actual expense                  $       -            0%


NOTE 7 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $375,000. Interest on outstanding balances accrues at 7% and is payable monthly. The line has no specific expiration date and is secured through personal guarantees from Murray Conradie and Scott Kincer, the CEO and COO of the Company, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company holds a note payable to a shareholder, in the amount of $49,500, inclusive of accrued interest. This agreement has no specific repayment terms, and 3% interest annually through June 2004. This loan is unsecured.

The Company holds a note payable to a shareholder, in the amount of $55,000. This agreement has no specific repayment terms, no annual interest, and no defined maturity date. This loan is unsecured.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, in the amount of $42,615. This payable accrues interest at 1% monthly due on the first day of each month.

The Company has an outstanding note payable to Scott Kincer, the Company's COO, in the amount of $36,000. This payable accrues interest at 1% monthly due on the first day of each month.

The Company has an outstanding note payable to Jason Griffith, the Company's CFO, in the amount of $10,724. This payable accrues interest at 1% monthly due on the first day of each month.

The Company has an outstanding receivable from a shareholder, in the amount of $341,053. This receivable has no stated interest rate due in full on or before April 30, 2005.


NOTE 9 - CONTINGENCIES AND COMMITMENTS

LEASES
The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

At June 30, 2004, aggregate future minimum payments under these leases, are as follows:

                        Twelve months ended June 30,

            2005                            $  152,141
            2006                               133,259
            2007                               105,773
            2008                               105,773
            2009                                   -
            Thereafter                             -
					      --------
            Total minimum lease payments    $  496,946


NOTE 10 - WARRANTS AND OPTIONS

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

Our aggressive expansion into the Dominican Republican market and further expansion in our Costa Rica facility, has resulted in an increase of 47.6% or 193 employees. While our consolidated net income has produced a loss for the quarter, these initial hiring and training costs involved in the short term, are allowing us to expand our dual research platform client base, along with tremendous expansion in our inbound market research services.

There is a planned sale of the equipment and assets of Kristi & Co., Inc, and SRC International Inc. Since the TekPlate product has been put into the Century Innovations subsidiary, that company is expected to be spun off and function as a separate entity.

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

1) During the Second Quarter ended June 30, 2004 the Company had a net loss of $45,290 from operations against revenues of $2,245,000 as compared to a net profit from operations of $158,551 against revenues of $1,936,083 for the same quarter last year. The Company has decreased its selling, general and administration costs from $563,061 for the same period last year to $464,453 for the Second Quarter this year. Depreciation costs for the second Quarter this year were $85,646 as compared to $63,808 for the same period last year.

As of June 30, 2004, the Company has one hundred fifty three million five hundred twenty six thousand seven hundred ninety (153,526,790) shares of its $0.001 par value common voting stock outstanding which are held by approximately two thousand one hundred fifty (2,150) shareholders of record. The Company also has five hundred and eight thousand five hundred (508,500) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of June 30, 2004. All Series B Preferred shares, which have been issued, were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement.


2) Results of Operations

For the Second Quarter, ended June 30, 2004, the Company has generated $2,245,000 in revenues and generated a loss of $45,290 for the same period. This compares to revenues of $1,936,083 and a profit of $158,551 for the same period last year. The Company has increased its working capital position by $629,286 from a positive $417,626 at December 31, 2003 to a positive $1,046,912 on June 30, 2004.

The majority of the Company's expenses for the quarter included payroll and administrative costs.

Ending this Second quarter of 2004, the company made significant investments in the hiring and training of management and employees for the dual platform software and expansion of our inbound call operations, which will enhance the ability for further revenue generation.

We are proud of the dramatic increase in our revenues and attribute it to both the installation of our predictive dialers and expansions in our Costa Rica and Dominican Republic facilities. The associated costs with such expansion increased the payroll expenses and depreciation costs, but we anticipate this expansion to bring a large benefit to us in the future.

The TekPlate brand is now being exclusively run by Mr. Silverman and has developed some promising leads. The new packaging and literature created has drawn attention from some retailers which we hope to close a strategic relationship with in the short term.


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


The Company currently has approximately six hundred thirty five (635) employees of which six (6) are Officers of the Company. As the Company continues to grow and offer additional services and retain additional clients, it will need to add employees.

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


Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

There was one Form 8-K filed during the second quarter of 2004.  They were:

      -     Exh. 99-1   Form 8-K, dated June 18, 2004


Exh. 99-1
                                   FORM 8-K

                                CURRENT REPORT

ITEM 4.     CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

The Registrant has appointed Larry O'Donnell, CPA, P.C., as the Registrant's independent accountants for the year ending December 31, 2004. The selection of accountants was approved by the Registrant's Board of Directors. Larry O'Donnell, CPA, P.C. was engaged by the Registrant on June 18, 2004. During the most recent two fiscal years and during the portion of 2004 preceding the Board's decision, neither the Company nor anyone engaged on its behalf has consulted with Larry O'Donnell, CPA, P.C. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event(as described in Item 304(a)(1)(v)of Regulation S-K).

The audit reports issued by Gary V. Campbell, CPA, Ltd. with respect to the Registrant's financial statements for December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. From December 12, 2002 through June 15, 2004, there were no disagreements between the Registrant and Gary V. Campbell, CPA, Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gary V. Campbell, CPA, Ltd., would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.


EXHIBITS

16     Letter from Gary V.  Campbell,  CPA, Ltd. regarding change is certifying accountant.

Date:  June 18, 2004

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 16, 2004

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

                                               Datascension Inc.
                                               ------------
                                               (Registrant)

/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: August 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Datascension Inc.

/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  August 16, 2004



