Form 10QSB
period 2004-09-30
DATASCENSION INC
filed 2004-11-03
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2004
-----------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 158,489,569 shares of Common stock outstanding, par value $.001 per share as of September 30, 2004. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of September 30, 2004.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................     4
          Balance Sheet (unaudited)............................     5
          Statements of Operations (unaudited).................     6
          Statements of Cash Flows (unaudited).................     7
          Notes to Financial Statements........................  8-14

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    16

Item 3.  Controls and Procedures...............................    16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    17

Item 2.   Changes in Securities and Use of Proceeds............    17

Item 3.   Defaults upon Senior Securities......................    17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    17

Item 5.   Other Information.....................................   17

Item 6.   Exhibits and Reports on Form 8-K......................   17

Signatures......................................................   24

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30, 2004, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

				   DATASCENSION, INC.
				CONSOLIDATED BALANCE SHEET
			AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                          ASSETS

                                                              9/30/04     12/31/03
   CURRENT ASSETS:
Cash                                                          $134,301    $122,891
Accounts receivable                                          1,286,471   1,087,694
Inventory                                                      226,051     227,997
Accrued income                                                  11,200      11,200
Prepaid expenses                                               237,176     194,623
Note receivable, related party                                       -       1,250
Current portion of notes receivable                            341,054     451,054
							     ----------  ---------
   TOTAL CURRENT ASSETS                                     $2,236,253  $2,096,709

Property and Equipment, net of accumulated
   depreciation                                              1,769,148   3,374,421

   OTHER ASSETS:
Notes receivable, net of current portion                     1,120,729       5,800
Patent rights acquired, net of amortization                    561,262     561,262
Long-term investment                                             8,000       8,000
Website assets, net of amortization                             29,590      29,340
Customer lists, net of amortization                             43,611      43,611
Patterns/designs, net of amortization                           44,583      44,583
Packaging design/artwork, net of amortization                   86,512      86,512
Deposits                                                        28,400      51,892
Goodwill                                                     1,692,782   1,692,782
Trademarks                                                       8,000       8,000
Licensing fees                                                  50,000      50,000
							     ----------  ---------
   TOTAL OTHER ASSETS                                        3,673,469   2,581,782

TOTAL ASSETS                                                $7,678,870  $8,052,912
							     =========  ==========


                                                               9/30/04     12/31/03
   CURRENT LIABILITIES:
Accounts payable                                              $219,931    $278,022
Accrued expenses                                               231,000     182,377
Line of credit                                                 372,778     449,650
Accrued contingent liabilities                                 125,000     338,461
Notes payable, related party                                   116,774     328,540
Current portion of long-term notes payable                      72,488     102,033
							     ---------   ---------
   TOTAL CURRENT LIABILITIES                                $1,137,971  $1,679,083

  LONG-TERM DEBT
Long-term notes payable, net of current portion                201,534      16,565
							     ---------   ---------
  TOTAL LONG-TERM DEBT                                         201,534      16,565

  TOTAL LIABILITIES                                          1,339,505   1,695,648
							     ---------   ---------

   STOCKHOLDERS' EQUITY:
  Common stock:
Common stock, $0.001 par value, 200,000,000
shares authorized; 159,447,902 shares issued,
158,489,569 outstanding at September 30, 2004                  159,450     150,554
  Additional paid-in capital-common stock                   10,963,470  10,802,058
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 505,900 Series B shares
issued and outstanding at September 30, 2004                       506         509
  Additional paid-in capital-preferred Series B                481,994     507,992
  Noncontrolling interest in subsidiary of Nutek Oil, Inc.           0     311,137
  Subscriptions receivable                                   (153,750)   (153,750)
  Treasury stock, at cost; 958,333 at September 30, 2004     (134,388)   (134,388)
  Accumulated deficit                                      (4,977,917) (5,126,848)
							     ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                                   6,339,365   6,357,264
							     ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $7,678,870  $8,052,912
							     =========  ==========

				DATASCENSION INC.
			CONSOLIDATED STATEMENT OF OPERATIONS
		FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                      FOR THE        FOR THE       FOR THE         FOR THE
                                  3 MONTHS ENDED 3 MONTHS ENDED 9 MONTHS ENDED 9 MONTHS ENDED
                                      9/30/04        9/30/03        9/30/04        9/30/03

REVENUE                             $   2,101,033    $1,712,748   $ 6,380,487   $ 5,213,830

COST OF GOODS SOLD                      1,663,996       992,334     5,091,217     2,877,824
					---------     ---------	    ---------     ---------
GROSS PROFIT                              437,037       720,414     1,289,271     2,336,006

EXPENSES:
Selling, general and administrative   $   371,393   $   627,912 $   1,014,082   $ 1,827,849
Depreciation                               85,646        64,554       256,133       193,274
					---------     ---------	    ---------     ---------
TOTAL EXPENSES                            457,039       692,466     1,270,215     2,021,123

OPERATING INCOME                         (20,002)        27,948        19,056       314,883

OTHER INCOME (EXPENSE):
Interest income                                61           450           466         1,633
Forgiveness of debt                        54,039      (39,381)        54,039            93
Other income                                3,250           671         5,435             -
Interest expense                         (20,697)      (23,289)      (68,765)      (60,558)
Other income                                    -       153,487         2,699       159,487
Minority interest, Nutek Oil, Inc.              -         2,784             -         2,233
					---------     ---------	    ---------     ---------
TOTAL OTHER INCOME                         36,653        94,722       (6,126)       102,888

NET ORDINARY INCOME                    $   16,651   $   122,670    $   12,930   $   417,771

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING          159,447,902    95,656,175   155,100,664    92,369,448

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING          159,447,902   148,106,975   155,100,664   144,820,248

BASIC NET INCOME PER SHARE                  $0.00         $0.00         $0.00         $0.00

DILUTED NET INCOME PER SHARE                $0.00         $0.00         $0.00         $0.00


		      DATASCENSION INC.
	     CONSOLIDATED STATEMENT OF CASH FLOWS
	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003





                                                   9 MONTHS ENDED  9 MONTHS ENDED
					                 9/30/04      9/30/03
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $12,930      $417,771
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services                                   44,000             -
Depreciation and amortization                            256,132       193,274
Increase in non-controlling interest in subsidiary             -       (2,234)
Decrease in accounts receivable                        (212,093)       223,691
Increase in inventory                                      1,946       (5,739)
Increase in line of credit fees                                -         (475)
Increase in prepaid expenses                            (46,326)     (141,210)
Increase in deposits                                      23,492     (243,750)
Decrease in accounts payable                            (49,595)     (504,489)
Decrease in accrued expenses                              60,629       130,793
							---------   ----------
NET CASH USED BY OPERATING ACTIVITIES                    $91,115       $67,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable                    167,294       235,309
Purchase of property and equipment                      (12,897)      (78,280)
Purchase of intangible assets                                  -      (23,898)
							---------   ----------
NET CASH USED BY INVESTING ACTIVITIES                    154,397       133,131

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                               (341,121)     (169,368)
Cash in distributed subsidiary                            10,661        16,098
Issuance of common stock                                 100,306        17,654
Proceeds from line of credit                              (3,948)          975
							---------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               (234,102)     (134,641)
							---------   ----------

NET INCREASE IN CASH                                      11,410        66,122
							---------   ----------
BALANCE, BEGINNING                                       122,891        44,371

BALANCE, ENDING                                         $134,301      $110,493
							=========   ==========

INTEREST PAID                                            $68,765       $36,211
TAXES PAID                                               $     -       $     -

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

Century Innovations, Inc. is a Nevada corporation formed by Datascension, Inc. (formerly known as Nutek, Inc.). The company produces clocks and markets and sells the patented product TekPlateTM.

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

COMPREHENSIVE INCOME
Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended September 30, 2004.

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

INTANGIBLE ASSETS
The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that as the major intangible asset, the value of the electric light switch, purchased late in 1999, has not significantly decreased and there has been no reduction in the usefulness of the asset as of September 30, 2004.

The following intangible assets have also been assessed under guidance from SFAS No. 142, and concluded that they have not significantly decreased and there has been no reduction in the usefulness of the assets as of September 30, 2004: clothing patterns and designs, artwork, customer lists, packaging designs, patents, and trademarks.

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

ADVERTISING
Advertising costs are expensed when incurred. Advertising for the three months ended September 30, 2004 amounted to $2,006.

RESEARCH AND DEVELOPMENT
The Company expenses its research and development in the periods incurred.

              DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment are made up of the following as of September 30, 2004:

            Factory equipment           $     1,381
            Equipment and machinery         502,168
            Molds and tooling               758,065
            Office equipment              1,264,047
            Trade show booths                 6,150
            Leasehold improvements           14,159
            Accumulated depreciation       (776,822)
					-----------
                                        $ 1,769,146

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended September 30, 2004, the Company issued 1,745,833 shares of common stock for services valued at $25,083.

The Company issued 225,000 shares of common stock related to a prior sale during the first quarter that was not issued due to an administrative error.

The Company issued 3,950,000 shares of common stock related to the prior conversion of preferred stock that was not issued due to an administrative error.

NOTE 5 - LONG-TERM NOTE PAYABLE

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at September 30, 2004:

Note payable to a vendor, no specific repayments terms
and no stated interest rate.  Secured by assets.   		$        40,000

Note payable to a vendor, no specific repayments terms
and no stated interest rate.                           			 59,244

Note payable to a vendor, monthly payments of $348
inclusive of 7% annual interest through September 2006,
secured by equipment.                              			  9,777

Note payable to a vendor, monthly payments of $169
inclusive of 23.99% annual interest through March 2006,
secured by equipment.                               			  3,467

Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2006, secured by equipment.             			146,534

Note payable to a vendor, monthly payments of $906,
inclusive of 12% annual interest through February 2006.
Secured by equipment.                                   		 15,000
								      ----------
                                                      			274,022
Less current portion                                  			(72,488)
								      ----------
                                               			$       201,534

Principal maturities are as follows:

      Twelve months ended September 30,
                        2005     $  136,260
                        2006         92,871
                        2007         65,530
				 -----------
                                 $  294,661

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
                                               3 MONTHS
                                                  ENDED
                                             SEPTEMBER 30, 2004
            Depreciation and amortization       $    7,768
            Net operating loss carryforward          6,365
            Valuation allowance                    (14,133)
						-----------
                                                $       -

The components of the net deferred tax asset at September 30, 2004 under SFAS 109 are as follows:

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


Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                              3 MONTHS           PERCENT OF
                                                ENDED              PRETAX
                                           SEPTEMBER 30, 2004      INCOME
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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company holds a note payable to a shareholder, in the amount of $49,500, inclusive of accrued interest. This agreement has no specific repayment terms, and 3% interest annually through June 2005. This loan is unsecured.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, in the amount of $30,728. This payable accrues interest at 1% monthly due on the first day of each month.

The Company has an outstanding note payable to Scott Kincer, the Company's COO, in the amount of $21,418. This payable accrues interest at 1% monthly due on the first day of each month.

The Company has an outstanding note payable to Jason Griffith, the Company's CFO, in the amount of $13,178. This payable accrues interest at 1% monthly due on the first day of each month.

The Company has an outstanding receivable from a shareholder, in the amount of $341,053. This receivable has no stated interest rate due in full on or before April 30, 2005.



              DATASCENSION, INC. (FORMERLY KNOWN AS NUTEK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - CONTINGENCIES AND COMMITMENTS

LEASES
The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

At September 30, 2004, aggregate future minimum payments under these leases, are as follows:

                  Twelve months ended September 30,
            2005                             $  152,141
            2006                                133,259
            2007                                105,773
            2008                                105,773
            2009                                   -
            Thereafter                             -
					     -----------
            Total minimum lease payments     $  496,946
                                                                             13

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

(B) Century Innovations Inc., which markets a patented safety product that replaces standard light switch cover plates that automatically provide illumination in the event of a power failure; a patented plastic buffet plate that allows the user to hold both a plate and cup in one hand and the productions of plastic wall clocks;
                                                                             14

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

Our consolidated net income has produced a slight income for the quarter, which we attribute to both a traditionally slow third quarter along with the initial hiring and training costs involved in the short term. We have managed to reduce our overhead a significant amount as we focus on reducing costs, while at the same time hiring and training new employees for new projects and contracts we have obtained.

There is a planned sale of the equipment and assets of Kristi & Co., Inc, and SRC International Inc. Since the TekPlate product has been put into the Century Innovations subsidiary, that company is expected to be spun off and function as a separate entity.

Excluding any potential acquisition, the Company's Costa Rica and Dominican Republic work force is expected to increase at a rate equal to actual increases of our business operations. Through technological advancements (such as predictive phone dialers), the expansion of our business should be able to grow at a rate slightly faster than required employee and payroll increases.
                                                                             15


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


1) During the Third Quarter ended September 30, 2004 the Company had a net income of $16,651 from operations against revenues of $2,101,033 as compared to a net profit from operations of $122,670 against revenues of $1,712,748 for the same quarter last year. The Company has decreased its selling, general and administration costs from $627,912 for the same period last year to $371,393 for the Third Quarter this year. The administrative costs in the prior year included significant training and management development; however, with the experience levels of our current management, they are able to do more with less management and overhead costs. Additionally, a portion of the prior year general and administrative costs were related to Nutek Oil Inc., which is no longer a subsidiary of Datascension Inc. Depreciation costs for the Third Quarter this year were $85,646 as compared to $64,554 for the same period last year.

As of September 30, 2004, the Company has one hundred fifty eight million four hundred eighty nine thousand five hundred sixty nine (158,489,569) shares of its $0.001 par value common voting stock outstanding which are held by approximately two thousand nine hundred eleven (2,911) shareholders of record. The Company also has five hundred and five thousand nine hundred (505,900) shares of its $0.001 par value Preferred Stock Series B issued and outstanding, as of September 30, 2004. All Series B Preferred shares, which have been issued, were issued for cash at $1.00 a share. Series B Preferred shares have the same voting rights as the common shares but have priority in the event of Company liquidation. All of the shares outstanding were to be redeemed at $1.00 a share plus all accrued dividends prior to December 31, 1993. This has been extended by mutual agreement.

2) Results of Operations

For the Third Quarter, ended September 30, 2004, the Company has generated $2,101,033 in revenues and generated income of $16,651 for the same period. This compares to revenues of $1,712,748 and a profit of $122,670 for the same period last year. The Company has increased its working capital position by $680,656 from a positive $417,626 at December 31, 2003 to a positive $1,098,282 on September 30, 2004.

The majority of the Company's expenses for the quarter included payroll and administrative costs.

Ending this third quarter of 2004, the company made significant investments in the hiring and training of management and employees for the dual platform software and expansion of our inbound call operations, which will enhance the ability for further revenue generation.

We are proud of the dramatic increase in our revenues and attribute it to both the installation of our predictive dialers and expansions in our Costa Rica and Dominican Republic facilities. The associated costs with such expansion increased the payroll expenses and depreciation costs, but we anticipate this expansion to bring a large benefit to us in the future. Our employee increase at the end of the second quarter 47.6% increase (193 employees) allowed us to expand our revenues in what is a traditionally stagnant third quarter. We entered the 4th quarter with approximately 551 employees, but expect to increase this number as needed for new projects.

The TekPlate brand is now being exclusively run by Mr. Silverman and has developed some promising leads. The new packaging and literature created has drawn attention from some retailers which we hope to close a strategic relationship with in the short term.
                                                                             16

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

The Company currently has approximately five hundred fifty one (551) employees of which six (6) are Officers of the Company. As the Company continues to grow and offer additional services and retain additional clients, it will need to add employees.

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

(4) Subsequent Events

Bylaw Amendment


On October 19, 2004, pursuant to N.R.S. 78.060, 78.120, the Company's Board of Directors of Datascension, Inc. unanimously voted to amend the corporate bylaws to no longer require the issuance of the Registrant's common stock in beneficial holder name.

This amendment to the bylaws will allow shares to be issued in the name of CEDE & Co. and be traded through the Depository Trust & Clearing Corporation (DTC). The reason for the bylaw change is the Company has been in discussions with several funding sources to obtain financing for additional expansion and growth of operations; however, these sources have indicated they are unwilling to provide financing to the company until such time as the company's shares trade and clear through the depository trust.

Proposed Spin Off

On October  22,  2004,  the  Company  announced that the Board of Directors was considering a spin-off of its wholly-owned subsidiary, Datascension International, Inc. ("the subsidiary"), with operations in California, Costa Rica and the Dominican Republic. Company management stated that the initiation, timing, and completion of the proposed spin off would be subject to market and other conditions, including receipt by the Company of a favorable private letter ruling from the Internal Revenue Service as to the tax free nature of the contemplated spin-off.

The Company proposes to eventually distribute 83.59% of the issued and outstanding shares of the subsidiary's common stock, pro rata, to all of its stockholders of record of Datascension, Inc. Initially, each stockholder will receive one share of the subsidiary's common stock for each 60 shares of common stock of Datascension, Inc. owned; this initial dividend will be 55.56% of the issued and outstanding shares of the subsidiary. The record date for this initial dividend will be November 15, 2004. A subsequent dividend of an additional 28.03% may be distributed simultaneously with the effectiveness of a Registration Statement to be filed at a future date with the Securities and Exchange Commission. The second distribution will be given pro rata to the shareholders holding shares of Datascension, Inc (the parent company) on the date of the effectiveness of the Registration Statement. The remaining 16.41% would be retained by the parent company.

In order to be eligible to receive the dividend shares, shareholders need to be bona fide shareholders in Datascension, Inc. as of the record date of the dividends.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the Third quarter ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.



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

Date:  November 3, 2004
                                         21

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

                                               Datascension Inc.
                                               ------------
                                               (Registrant)

/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: November 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Datascension Inc.

/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  November 3, 2004