Form 10KSB
period 2004-12-31
DATASCENSION INC
filed 2005-04-14
CIK 795824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-29087

                                 DATASCENSION, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                               87-0374623
------------------------                                   --------------
(State or other jurisdiction of                            (IRS Employer
incorporation  or  organization)                         Identification No.)

145 S. State College  Blvd, Suite 350, Brea CA               92821
-----------------------------------------------              ---------
    (Address of principal executive offices)                 (Zip Code)

                            714-482-9750 (Telephone)
                            714-482-9751 (Fax)
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $8,672,103 for the fiscal year ended December 31, 2004.

      Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $10,320,842.

      As of April 13, 2005, the issuer had 17,232,290 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's reports on Form 8-K dated November 23, 2004
The Company's report on Form 8-K dated November 4, 2004
The Company's report on Form 8-K dated October 22, 2004
The Company's report on Form 8-K dated June 21, 2004
The Company's report on Form 8-K dated March 24, 2004
The Company's report on Form 8-K dated February 19, 2004
The Company's report on Form 8-K dated January 26, 2004


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Description of Business....................................     4

Item 2.       Description of Properties..................................    19

Item 3.       Legal Proceedings..........................................    19

Item 4.       Submission of Matters to a Vote of Security Holders........    20

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters ..    20

Item 6.       Management's Discussion and Analysis of Financial
              Condition or Plan of Operation.............................    23

Item 7.       Financial Statements.......................................   F-1

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................    32

Item 8A.      Controls and Procedures....................................    32

Item 8B.      Other Information..........................................    32


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........    33

Item 10.      Executive Compensation.....................................    36

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............    40

Item 12.      Certain Relationships and Related Transactions.............    41

Item 13.      Exhibits and Reports on Form 8-K...........................    41

Item 14.      Principal Accountant Fees and Services.....................    45

Signatures    ...........................................................    45

                                     PART I

Forward-Looking Statements

      This annual report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in
Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

DSEN was incorporated under the laws of the State of Nevada, on August 23, 1991, under the name Swiss Technique, Inc. The original articles of DSEN authorized the issuance of fifty million (50,000,000) shares of common stock with a par value of $0.001. On August 23, 1991, pursuant to Section 78.486, Nevada Revised Statutes as amended, DSEN filed with the Nevada Secretary of State articles of merger, whereby DSEN merged with Sun Investments, Inc., a Utah corporation. On April 10, 1992, DSEN, filed an amendment to the articles of incorporation authorizing five million (5,000,000) shares of Preferred Stock, par value of $0.001, with such rights, preferences and designations, to be issued in such series as determined by the board of directors of DSEN. DSEN on March 3, 1995, changed its name from Swiss Technique, Inc., to Nutek, Inc. On September 20, 1997, DSEN filed with the Nevada Secretary of State a plan of reorganization and agreement between itself and International Licensing Group, Inc., a Delaware Corporation.

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

(cont)

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

On December 24, 2003, DSEN changed its name from Nutek Inc. to Datascension Inc. ("DSEN").

DSEN currently has a single operational subsidiary, Datascension International, Inc. DSEN had four subsidiaries which were disposed of as follows: the non operating entities, Kristi & Co, Inc. and SRC International were discontinued and written down as of December 31, 2004. Century Innovations, Inc and Nutek Oil, Inc have been spun off as separate operating entities which are managed and operated by independent management.

Nutek Oil was disposed of by issuing a dividend of the shares held by the parent company to the shareholders of the parent company. The stock dividend was distributed to owners of DSEN's common stock as of the record date in a ratio of one share of dividend stock in the subsidiary for every 500 shares of common stock owned in Datascension, Inc.

Century Innovations was disposed of by issuing a dividend of the shares held by the parent company to the shareholders of the parent company. The stock dividend was distributed to owners of DSEN's common stock as of the record date in a ratio of one share of dividend stock in the subsidiary for every 300 shares of common stock owned in Datascension, Inc. DSEN has distributed all but 10% of its ownership in Century to Century as Treasury Stock on the books of Century. It will remain as Treasury Stock on the books of Century until the effectiveness of a Form 10 registration to be filed by Century. Within sixty
(60) days of the Form 10's effectiveness, Century will work with DSEN to distribute the shares to the then current Datascension shareholders.

DSEN's mailing address is: 145 S. State College Blvd, Suite 350, Brea CA 92821. The company phone number is 714-482-9750 and 714-482-9751 (fax). DSEN's website can be found at www.datascension.com.

Present Business

Datascension International Inc., the remaining operating subsidiary and focus of DSEN, conducts telephone market research and provides data entry services for third parties.

On July 2, 2001, the DSEN acquired 100% of the issued and outstanding stock of Datascension International. Datascension International is a data gathering and research company specializing in the collection, storage, and processing of data. Datascension International services a variety of industries and customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to customer service, quality assurance and on-time project management.

Principal Products, Services and Principal Markets.

Services

Telephone Interviewing (CATI or Paper):
Currently, Datascension's CATI telephone facility with locations in Brea, California; Costa Rica and the Dominican Republic, contracts approximately 551 part- and full-time telephone interviewers, many of whom are bilingual in Spanish and English. Datascension uses integrated CATI and automatic dialing systems which results in quick turnaround and increased field capacity for phone research projects.

Internet Data Collection:
Datascension contracts part- and full-time programming staff located in Costa Rica, experienced in designing all types of web surveys, web panels, and data collection sites.

Database Software:
Datascension database software allows the end-user to connect to Datascension's system via the Internet to run reports and pull data.

Data Storage:
Datascension provides large disk storage hardware for short and long-term document and file archive and retrieval.

Document Processing:
Datascension has developed an expertise in data value ensuring the greatest care in document processing services including clerical handling of documents, coding, data entry, scanning and storage.

Data Reporting and Mining:
Datascension staff can program  banners  using  the  latest  version of Quantum
(SPSS) tabulation software. Datascension staff has experience handling most types of data including ASCII, flat file, CSV, XML and many other formats.

In-bound Customer Service:
Datascension handles customer service calls which cover a wide spectrum of industries. Activities include on-line order booking to technical support for client products and services.

Bilingual Interviewing:
Datascension contracts a number of bilingual interviewers who are trained in conducting research in both Spanish and English, which allows us to interview our growing Hispanic and Latino audiences.

Major Clients

DSEN has three major clients, The National Research Group and Roper ASW each account for about 10% of sales each year and Sandelman & Associates, which accounts for about 25% of sales each year.

All of DSEN`s revenue generated is from our Datascension International subsidiary, with about 85% of the revenue generated from our telephone interviewing business line in the calendar year of 2003. In 2004 about 92% of the revenue is from the telephone interviewing business with approximately 6% coming from the data services and programming division.

Customers are located through referrals from existing customers and from leads generated by our sales staff.

Not "telemarketing"

Our business does not involve "telemarketing". Telemarketing, in the call center industry, refers to the marketing of goods and services by telephone. We do not market goods or services for clients, but instead conduct interviews and gather information from interviewees. As a result the government regulation of the "do not call list" that has been implemented to stop unsolicited telemarketing does not affect our industry and we are not bound to comply by the Amended Telemarketing Sale Rule (TSR).

Who Must Comply with the Amended Telemarketing Sale Rule (TSR)?

The amended TSR regulates "telemarketing"- defined in the Rule as "a plan, program, or campaign . . . to induce the purchase of goods or services or a charitable contribution" involving more than one interstate telephone call. (The FCC regulates both intrastate and interstate calling. More information is available from www.fcc.gov.) With some important exceptions, any businesses or individuals that take part in "telemarketing" must comply with the Rule. This is true whether, as "telemarketers," they initiate or receive telephone calls to or from consumers, or as "sellers," they provide, offer to provide, or arrange to provide goods or services to consumers in exchange for payment. It makes no difference whether a company makes or receives calls using low-tech equipment or the newest technology-such as voice response units (VRUs) and other automated systems. Similarly, it makes no difference whether the calls are made from outside the United States; so long as they are made to consumers in the United States, those making the calls, unless otherwise exempt, must comply with the TSR's provisions. If the calls are made to induce the purchase of goods, services, or a charitable contribution, the company is engaging in "telemarketing."

Certain sections of the Rule apply to individuals or companies other than "sellers" or "telemarketers" if these individuals or companies provide substantial assistance or support to sellers or telemarketers. The Rule also applies to individuals or companies that provide telemarketers with unauthorized access to the credit card system.

Competition

The major competitors are as follows:

Datascension   International's   two  largest  competitors  are  both   private
companies. The first is "Western Wats" and the second is "OAC" (Opinion Access Research).

Western Wats:
Western Wats was founded in 1987. Western Wats states that their goal is to keep their facility small in order to maintain their desired quality and flexibility. Western Wats has 850 Web-enabled CATI stations in 11 interviewing facilities throughout the Intermountain West. Western Wats is the largest privately owned data collection outfit in the United States. The company's website is `www.westernwats.com'.

OAC (Opinion Access Research):
Opinion Access Research is located in Long Island City, New York. The company provides telephone interviewing, tabulating, coding, data entry and printing services to companies performing market research activities. OAC states their

(cont)

strongest  asset  is  their  use  of  Computer  Assisted Telephone Interviewing
(CATI), predictive dialing, and their ability for remote monitoring. On an annual basis OAC completes over 500,000 telephone interviews. The company's website is `http://www.opinionaccess.com'.

Patents and Trademarks

DSEN has developed DataScan, a suite of proprietary reports for market research survey project accountability. DataScan consists of more than a dozen different reports that provide the ability to monitor in real time the effective incidence, job completes, production and other data by call center supervisor group and employee.

Datascension has implemented several of the preliminary versions of DataScan reports with its customers and has received tremendous feedback. Datascension provides clients with numerous reports, while additional proprietary DataScan reports are only used by Datascension management to enable proactive adjustments as needed.

Datascension's technology enables real-time monitoring of employees conducting the interviews by Datascension management or clients via an Internet connection. Datascension's DataScan reports capture the data from this real-time monitoring and distill it into multiple reporting formats to enable clients to analyze specific aspects of the project.

DataScan reports allow management to monitor an employee in real time no matter from which location they are operating from. With such detailed and immediate reporting capabilities, DSEN is better able to ensure the accuracy of results on clients' research programs.

Need for any government approval of principal products or services.

Datascension International does not require governmental approval to operate in any of its locations.

Effect of existing or probable governmental regulations on the business

There are no existing or probable government regulations that have or may have an affect on our business.

Research and Development Plan

None

Employees/Contract workers

DSEN currently has both employees and contracted help. The employees are located domestically and the contract workers are located internationally. In total we have five hundred and fifty one (551) individuals working for DSEN, of which as of December 31, 2004 four (4) were Officers and 60 are full-time. As DSEN continues to grow and offer additional services and retain additional clients, it will need to add both full-time and part-time employees/contract workers.

Risks Relating to our Business:

1. Efforts to expand operations through developing new services, features and functions may drain capital resources if not successful

       There can be no assurance that DSEN will be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market value and acceptance. Furthermore, any new business launched by DSEN that is not favorably received by consumers could drain DSEN of needed capital, damage DSEN's reputation and diminish the value of its brand name.

       Expansion of DSEN's operations would require significant expenditure for development, operation setup, and training of DSEN's management, financial and operational resources. Any lack of market acceptance of DSEN's products or services would result in the inability to generate satisfactory revenues and to offset its costs of the expansion, which could have a material adverse effect on DSEN's results of operations and financial condition.

2. Efforts to establish brand identity is costly and failure to succeed could adversely affect DSEN's ability to grow.

       DSEN believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, DSEN intends to make a commitment to the creation and maintenance of brand loyalty among these groups. DSEN plans to accomplish this, although not exclusively, through advertising its products and services through its Web site, through the various search engines, through other Web sites and marketing its site to businesses and customers through e-mail, online media, trade publications, trade shows and other marketing and promotional efforts.

       There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by DSEN in building its brands. If DSEN fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or DSEN's existing or future strategic relationships fail to promote DSEN's brand or increase brand awareness, DSEN's business, results of operations and financial condition would be materially adversely affected.

3. Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and seriously harm our business.

       We target clients with a high need for our market research services and we depend on their continued need of our services, especially our major clients who generate the substantial majority of our revenues. However, over time, our clients may adopt new technologies that decrease the need for live customer interaction, such as interactive voice response, web-based research and other technologies used to automate interactions with interviewers. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenues and harm our business.

4. We serve markets that are highly competitive and we may be unable to compete with businesses that have greater resources than we do.

       We currently face significant competition for outsourced market research services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality and

(cont)

interviewing skills, the ability to develop customized designs and technological and industry expertise. While numerous companies provide market research services, we believe our principal competitors include our clients' own in-house market research groups, including, in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications industries or entrants in geographic locations with lower costs than those in which we operate.

       Additionally, the market for customer contact services and market research is highly fragmented and very competitive. In certain segments of the industry, however, the customer contact services and market research industries have begun to experience a degree of consolidation, and the development of major customer contact center companies has resulted in an additional level of competition from service providers that have greater name recognition, larger installed customer bases, and significantly greater financial, technical, and marketing resources than we have. Large established enterprise software companies may leverage their existing relationships and capabilities to offer customer service applications. In other instances, many large companies provide their own in-house customer care support and customer training. Also, a number of existing companies have experienced rapid internal growth, and several of these companies have been active in acquiring smaller regional customer contact services and call center companies and are becoming major competitors with a measurable share of this rapidly expanding market. If our competitors provide more efficient or less expensive services, we may lose market share and revenues.

       Lastly, many of our existing competitors and possibly potential new competitors, have or may have greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.

5. Many of our contracts can be terminated by our clients on short notice and in many cases without penalty. We also generally do not have exclusive arrangements with our clients or a minimum revenue commitment from our clients, which creates uncertainty about the volume of services we will provide and the amount of revenues we will generate from any of our clients.

       We typically enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients, but many of our contracts permit our clients to terminate the contracts upon short notice. The volume and type of services we perform for specific clients may vary from year to year, particularly since in many cases we are not the exclusive provider of outsourcing services to our clients. A client in one year may not provide the same level of revenues in a subsequent year. Many of our clients may terminate their contracts with us before their expiration with no penalties or limited penalties.

       Many of our clients could terminate their relationship with us or reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. The services we provide to a client

(cont)
could be reduced if the client were to change its outsourcing strategy. Clients may move more market research functions in-house, to an affiliated outsourcing provider or to one of our competitors. Clients may reduce spending on outsourcing services due to changing economic conditions or financial challenges or political or public relations pressures to reduce or eliminate offshore outsourcing of business processes. If our clients are not successful or if they experience any significant decrease in their businesses, the amount of business they outsource and the prices that they are willing to pay for such services may be diminished and likely would result in reduced revenues for us. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

6. We have a limited operating history and our business and future prospects are difficult to evaluate.

       Due to our limited operating history, especially in Costa Rica where we consolidated our market research operations in 2002, our business and future prospects are difficult to evaluate. We are exploring opportunities to provide other outsourced services that we have not provided to date. You should consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

       - attract and retain clients;

       -   attract   and  retain  key   personnel   and   customer   management
professionals;

       -  generate  sufficient   revenues   and   manage   costs   to  maintain
profitability;

       - manage growth in our operations; and

       - access additional capital when required and on reasonable terms.

7. Our operating results may fluctuate significantly and could cause the market price of our common stock to fall rapidly and without notice.

       Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, including:

       - the addition or loss of a major client and the volume of services provided to our major clients;

       - the extent to which our services achieve or maintain market acceptance, which may be affected by political and public relations reactions to offshore outsourcing;

       - our ability to introduce new or enhanced services to our existing and prospective clients and to attract and retain new clients;

       - long sales cycles and fluctuations in sales cycles;

       - the extent to which we incur expenses in a given period in anticipation of increased demand in future periods and the extent to which that demand materializes;

       - changes in our pricing policies or those of our competitors, as well as increased price competition in general;

(cont)

       - variation in demand for our services and the services or products of our major clients, particularly clients in the travel and hospitality industry; and

       - the introduction of new or enhanced services by other outsourced service providers.

       Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

8.  If we fail to manage our growth effectively, our business may not succeed.

       We have expanded significantly since our formation and intend to maintain our growth focus. However, our growth will place demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to manage our growth successfully, we must:

       - maintain the hiring, training and management necessary to ensure the quality and responsiveness of our services;

       - expand and enhance our administrative and technical infrastructure, facilities and capacities to accommodate increased call volume and other customer management demands; and

       - continue to improve our management, financial and information systems and controls.

       Continued growth could place a strain on our management, operations and financial resources. Our infrastructure, facilities and personnel may not be adequate to support our future operations or to adapt effectively to future growth. As a result, we may be unable to manage our growth effectively, in which case our operating costs may increase at a faster rate than the growth in our revenues, our margins may decline and we may incur losses.

9. We may experience significant employee turnover rates in the future and we may be unable to hire and retain enough sufficiently trained employees to support our operations, which could harm our business.

       The market research outsourcing industry is very labor intensive and our success depends on our ability to attract, hire and retain qualified employees. We compete for qualified personnel with companies in our industry and in other industries and this competition is increasing in Costa Rica as the outsourcing industry expands. Our growth requires that we continually hire and train new personnel. The outsourcing industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably. We may be unable to continue to recruit, hire, train and retain a sufficient labor force of qualified employees to execute our growth strategy or meet the needs of our business.

10. Our senior management team is important to our continued success and the loss of members of senior management could negatively affect our operations.

       The loss of the services of Scott Kincer, our Chief Executive Officer and Principal Accounting Officer or Joseph Harmon, our Vice President of Sales and Marketing, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals.

11. Our facilities are at risk of damage by earthquakes and other natural disasters.

       We currently rely on the availability and condition of our leased Costa Rican and Dominican Republic facilities to provide service and support to our clients. These facilities are located in regions that are susceptible to earthquakes and other natural disasters, which may increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our provision of outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to repair or replace damaged equipment or facilities. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future. Prolonged disruption of our services as a result of natural disasters may entitle our clients to terminate their contracts with us.

13. Our operations could suffer from telecommunications or technology downtime, disruptions or increased costs.

       We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss or a reduction in revenues. These disruptions could be the result of errors by our vendors, clients or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients or others. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

14. Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

       Historically, a majority of our sales have been to relatively few customers. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. The loss of, or any reduction in interview hours from, a significant customer would harm our business.

       We derived approximately 38.6% of our total net revenues from two clients in fiscal 2003. For the year ended December 31, 2004 we derived approximately 45% of our total net revenues from our top three clients. If we were to lose, or if

(cont)

there were a material reduction in business from these clients or our other significant clients, our net revenues might decline substantially.

       Our ten largest clients accounted for $5.45 million, or approximately 77%, of our total net revenues for 2003. Our ten largest clients accounted for $6.1 million, or approximately 72%, of our total net revenues for the year ended December 31, 2004. If we lose business from any of our top ten clients, our net revenues may decline substantially.

15. We could cause disruptions to our clients' business from inadequate service, and our insurance coverage may be inadequate to cover this risk.

       Most of our contracts with our clients contain service level and performance requirements, including requirements relating to the timing and quality of responses to market research. Failures to meet service requirements of a client could disrupt the client's business and result in a reduction in revenues or a claim for damages against us. For example, some of our agreements have standards for service that, if not met by us, result in lower payments to us. In addition, because many of our projects are business-critical projects for our clients, a failure or inability to meet a client's expectations could seriously damage our reputation and affect our ability to attract new business. Under our contracts with our major clients and many of our contracts with other clients, our liability for breaching our obligations is generally limited to actual damages up to a portion of the fees paid to us. To the extent that our contracts contain limitations on liability, such contracts may be unenforceable or otherwise may not protect us from liability for damages. While we maintain general liability insurance coverage, this coverage may be inadequate to cover one or more large claims, and our insurer may deny coverage.

16. Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

       We are typically required to collect and store sensitive data in connection with our services, including names, addresses and other personal information. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws. Penetration of the network security of our data bases could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

17. We may choose to expand operations outside of Costa Rica or the Dominican Republic and may not be successful.

       We may consider expanding to countries other than Costa Rica and the Dominican Republic. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors may influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

18. We are subject to extensive laws and regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

       The market research and call center industry has become subject to an increasing amount of federal and state regulation in the past five years. Despite our focus on outbound market research and a lesser extent inbound call handling, we are subject to regulations governing communications with consumers due to the activities we undertake on behalf of our clients to encourage customers to provide sensitive personal information about themselves. For example, limits on the transport of personal information across international borders such as those now in place in the European Union (and proposed elsewhere) may limit our ability to obtain customer data.

       Additional federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance.

19. Our ability to raise capital in the future, if and when needed, may be limited, and could prevent us from executing our business strategy. The sale of additional equity securities would result in further dilution to our stockholders.

       We believe that our existing cash and cash equivalents will be sufficient to support our anticipated cash needs through 2005. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

      - market acceptance of and demand for our offshore outsourced services which may be affected by political and public relations reactions to offshore outsourcing;

      - access to and availability of sufficient management, technical, marketing and financial personnel;

      - the need to enhance our operating infrastructure;

      - the continued development of new or enhanced services and hosted designs;

      - the need to adapt to changing technologies and technical requirements;

      - the existence of opportunities to acquire businesses or technologies, or opportunities for expansion; and

      - increased competition and competitive pressures.

       If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that restrict our operations. We may be unable to secure financing in sufficient amounts or on terms acceptable to us, if at all, in which case we may not have the funds necessary to finance our ongoing capital requirements or execute our business strategy.

Risks Related to Doing Business Offshore

1. We may face wage inflation and additional competition offshore for our professionals, which could increase the cost of qualified workers and the amount of worker turnover.

       Fees for our contract workers offshore could increase at a faster rate than for U.S. employees, which could result in increased costs to employ our outsourcing center professionals. We also are faced with competition in Costa Rica for outsourcing center professionals, and we expect this competition to increase as additional outsourcing companies enter the market and expand their operations. In particular, there may be limited availability of qualified interviewers and both middle and upper management candidates. We have benefited from an excess of supply over demand for college graduates in Costa Rica. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified professionals, who are critical to our performance. This could increase our costs and turnover rates.

Risks Relating to our Industry

1.   The   marketing  research  industry  is  vulnerable  to  general  economic conditions, which may affect our revenues.

       Many of the companies served by our clients treat all or a portion of their marketing research expenditures as discretionary. As general economic conditions worsen and these companies seek to control variable costs, research projects for which we have been engaged to collect data may be delayed or cancelled, and new project bookings may slow. As a result, our growth rate and revenues may decline.

Risks Relating To Our Current Financing Arrangement

1. The Continuously Adjustable Conversion Price Feature of Our Convertible Notes could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

       There are a large number of shares underlying the convertible note and warrants in this offering that may be available for future sale and the sale of these shares may depress the market price of DSEN's common stock and may cause substantial dilution to DSEN's existing stockholders.

       The number of shares of common stock issuable upon conversion of the convertible note in this offering may increase if the market price of DSEN's stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and debentures and upon exercise of DSEN's warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of DSEN's common stock. The issuance of shares upon conversion of the convertible notes and debentures and exercise of outstanding warrants will also cause immediate and substantial dilution to DSEN's existing stockholders and may make it difficult to obtain additional capital.

       In addition, our obligation to issue shares upon conversion of our convertible notes is essentially limitless. The following gives examples of the number of shares that would be issued if the $1,875,000 of convertible notes in this offering were converted at one time at prices representing 25%, 50%, and 75% below the current market price (assuming a conversion price to the note holders of $0.30). As of December 31, 2004, we had 16,257,290 (post-split) shares of common stock outstanding.

              Price                        Number         % of
  % Below     Per        With Discount      of Shares     Outstanding
  Market      Share      at 15%            Issuable       Stock

    25%       $0.225     $0.191            9,816,754      60%
    50%       $0.15      $0.1275            14,705,882    90%
    75%       $0.075     $0.06375           29,411,764    181%

2. Our ability to raise capital in the future is restricted by our current financing arrangement.

       For a period of time, DSEN will not be able to issue any equity, convertible debt or other securities convertible into common stock or equity of DSEN without the prior written consent of the current note holders, which consent may be withheld for any reason. The time frame is the sooner of (i) the registration statement shall have been current and available for use in connection with the public resale of DSEN's common shares and warrant shares being registered in this document, for 365 days, (ii) until all of DSEN's shares being registered in this document have been resold or transferred by the note holders pursuant to this registration statement or Rule 144, without regard to volume limitations, or (iii) the date the current notes have been fully paid.

Risks Relating to our Stock:

1. The overhang affect from the resale of the selling shareholders securities on the market could result in lower stock prices when converted

       Overhang can translate into a potential decrease in DSEN's market price per share. The common stock underlying unconverted debentures represents overhang. These debentures are converted into common stock at a discount to the market price providing the debenture holder the ability to sell his or her stock at or below market and still make a profit, which is incentive for the holder to sell the shares as quickly as possible to ensure as much profit as possible in case the stock price falls. If the share volume cannot absorb the discounted shares, DSEN's market price per share will likely decrease. As the market price decreases, each subsequent conversion will require a larger quantity of shares.

2. Short selling common stock by warrant and convertible note holders may drive down the market price of DSEN's stock.

       The warrant and convertible note holders may sell shares of DSEN's common stock on the market before exercising the warrant or converting the notes. The stock is usually offered at or below market since the warrant and debenture holders receive stock at a discount to market. Once the sale is completed the holders exercise or convert a like dollar amount of shares. If the stock sale lowered the market price, upon exercise or conversion, the holders would receive a greater number of shares then they would have absent the short sale. This pattern may result in the spiraling down of DSEN's stock's market price.

3. DSEN's common stock is subject to the "Penny Stock" rules of the SEC and the trading market in DSEN's securities is limited, which makes transactions in DSEN's stock cumbersome and may reduce the value of an investment in DSEN's stock.

       DSEN's shares of Common Stock are "penny stocks" as defined in the Exchange Act, which are quoted in the over the counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock being registered

(cont)

hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker dealers. For example, broker dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

      - The bid and offer price quotes for the penny stock, and the number of shares to which the quoted prices apply.
      - The brokerage firm's compensation for the trade.
      - The compensation received by the brokerages firm's salesperson for the trade.

In addition, the brokerage firm must send the investor:

      - Monthly account statement that gives an estimate of the value of each penny stock in your account.
      - A written statement of your financial situation and investment goals.

Legal remedies, which may be available to you, are as follows:

      - If penny stocks are sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back.
      - If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.
      - If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

       If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker dealer, the broker dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of the Common Stock.

4. Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

       Various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired. For example, the Utah Securities Commission prohibits brokers from soliciting buyers for "penny stocks", which makes selling them more difficult.

5. DSEN's absence of dividends or the ability to pay them places a limitation on any investors return.

       DSEN anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, DSEN does not anticipate paying dividends on the common stock in the foreseeable future. The payment of future

(cont)

dividends will be at the sole discretion of DSEN's Board of Directors and will depend on DSEN's general business condition.

6. The market price for our common stock may be volatile, making an investment in DSEN risky.

       The market price for our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

      -  actual or anticipated fluctuations in our quarterly operating results,
      -  announcements of new services by us or our competitors,
      - changes in the economic performance or market valuations of other companies involved in call center services or market research services,
      - announcements by our competitors of significant acquisitions, new strategic allainaces, joint ventures or capital commitments,
      -  additions or departures of key personnel,
      -  potential litigation,  or
      -  economic conditions in the outsourced call center market.


ITEM 2.  DESCRIPTION OF PROPERTY.

      The address of the principal office is: 145 S. State College Blvd, Suite 350 Brea California 92821.

DSEN leases 5,102 square feet of office space at 145 S. State College Blvd, Suite 350 Brea California 92821 with aggregate monthly rent of approximately $8,724. Combined rent recorded during 2004 and 2003 respectfully was $165,894 and $165,894.

      The address of the Costa Rica facility is: Datascension, SA Mall San Pedro Ofimall, San Jose, Costa Rica. This office is approximately 30,000 square with an aggregate monthly rental of $30,000. The facility is leased on a month to month basis.

      The address of the Dominican Republic facility is: Datascension, SA Zona Franca de San Isidro Carretera Base Aerea San Isidro km 17 apartado 916 Santo Domingo Este, Dominican Republic. This office is approximately 5,000 square feet with an aggregate monthly rental of $5,000. The facility is leased on a month to month basis.

      We feel the current locations we use are suitable, adequate, and in good condition for our current as well as for our future operations and business.

ITEM 3.  LEGAL PROCEEDINGS.

      DSEN is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of DSEN is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

      DSEN is not a party to any pending material legal proceeding. To the

(cont)

knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against DSEN. To the knowledge of management, no director, executive officer or affiliate of DSEN, any owner of record or beneficially of more than 5% of DSEN's common stock is a party adverse to DSEN or has a material interest adverse to DSEN in any proceeding.

      All litigation DSEN was involved with in 2004 has either been settled, withdrawn or dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      The DSEN's Common Stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "DSEN". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split.

      Period                            High       Low

      Calendar Year 2003

      March 31, 2003                     0.80      0.40
      June 30, 2003                      1.10      0.40
      September 30, 2003                 1.00      0.70
      December 31, 2003                  0.90      0.60

      Calendar Year 2004

      March 31, 2004                     2.50      0.60
      June 30, 2004                      1.20      0.50
      September 30, 2004                 0.60      0.40
      December 31, 2004                  0.90      0.35

      *All prices have been adjusted to reflect the 10 to one reverse split.

      These quotations were obtained from Commodity Systems, Inc. (CSI) and do not necessarily reflect actual transactions, retail mark-ups, mark-downs or commissions. The transactions include inter-dealer transactions.

      These quotations reflect inter dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split.

Shareholders of Record and Outstanding Shares

      The authorized capital stock of DSEN consists of 200,000,000 shares of common stock with a par value of $.001 and 20,000,000 shares of preferred stock at a par value of $.001.

      As of December 31, 2004, DSEN had sixteen million three hundred eighty two thousand two hundred ninety (16,382,290) shares of its $.001 par value common voting stock issued and outstanding which are held by seven hundred and nineteen (719) shareholders of record. There are 506,400 preferred shares issued and outstanding as of December 31, 2004.

Dividends

      DSEN has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of DSEN will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to DSEN's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

Reverse Split

      On November 4, 2004, Datascension Inc., announced its board of directors has authorized a reverse split of DSEN's common stock at a ratio of one-for-ten.

      The reverse split, which was approved by written consent and affirmed by DSEN's stockholders at the last shareholder meeting, took effect on November 5, 2004. Each ten shares of DSEN's issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued. Holders of fractional shares received shares rounded to the nearest whole share.

      The Reverse Stock Split affected all of stockholders uniformly and did not affect any stockholder's percentage ownership interests in DSEN or proportionate voting power, except to the extent that the Reverse Stock Split resulted in any of the stockholders becoming entitled to a fractional share.

Preferred Shares

      The Series B preferred shares pursuant to the certificate of designation were to be converted two years after issuance and this time period has long passed, the Datascension Board of Directions have decided to convert the preferred shares into the appropriate number of common shares including unpaid dividends. The number of common shares to be issued is approximately 1,307,353 shares which includes unpaid dividends of $381,000. The issuance will occur in the second quarter of 2005.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                   Number of      Percent of total
                   Securities       Options/SARs
                   Underlying       granted to         Exercise or
                    Options/SARS    employees in        base price   Expiration
        Name           Granted       fiscal year        ($/Share)      date
     ----------    ------------    ----------------     ----------   ----------
Murray N. Conradie     540,000           36.4             $0.30       1/1/10

Scott Kincer           540,000           36.4             $0.30       1/1/10

Jason F. Griffith      270,000           18.8             $0.30       1/1/10

Joey Harmon            135,000            9.1             $0.30       1/1/10


There were no other options granted or exercised by the directors and executive officers during the year ended December 31, 2004.

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2004, DSEN issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

     On April 20, 2004, 500,000 pre split shares of restricted common stock valued at $.05 per share were issued pursuant to a consulting agreement in connection with which we received certain investor relations services. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On April 20, 2004, 2,970,833 pre split shares of restricted common stock valued at $.03 per share were issued to sophisticated investors who indicated that they had such knowledge and experience in financial matters that they were capable of evaluating the merits and risks of the investment. The individuals took their shares for investment purposes without a view to distribution and had access to information concerning DSEN. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) thereof.

     On June 30, 2004, 750,000 pre split shares of restricted common stock valued at $.03 per share were issued pursuant to a consulting agreement in connection with which we received certain legal services. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On September 3, 2004, 1,000,000 pre split shares of restricted common stock valued at $.05 per share were issued to a note holder in satisfaction of amounts due. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On September 30, 2004, 62,269 pre split shares of restricted common stock

(cont)

valued at $.06 per share were issued to SRC Bondholders in satisfaction of amounts due to them. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On  December  31,  2004,  the  holders  of  39,500 shares of our Series  A convertible preferred stock elected to convert such shares into 3,950,000 shares of our common stock. These shares had originally been converted from common stock to Series A Preferred stock on December 27, 2001 at $5.42 per share. These conversions were the effected through private transactions not involving a public offering and were exempt in each case from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On November 17, 2004, DSEN issued an aggregate of $1,875,000 in Convertible Debentures, pursuant to a Securities Purchase Agreement (the "Agreement") to the following: $350,000 Convertible Debenture to Alpha Capital Aktiengesellschaft, $525,000 Convertible Debenture to the Longview Equity Fund LP, $775,000 Convertible Debenture to the Longview Fund LP., and $225,000 Convertible Debenture to the Longview International Equity Fund, LP. In addition, issued common stock purchase warrants to purchase 3,125,000 shares of DSEN common stock to the above note holders, at an exercise price of $0.30 per share.

     On December 31, 2004, 300,000 post split shares of common stock valued at $.20 per share were issued to four employees in consideration of terms under their employment agreements, which granted stock awards of common shares to certain employees. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof and/or the federal small issue exception for bonus shares of reporting companies.

     All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

     - The transfer or issuance did not involve underwriters, underwriting discounts or commissions;
     -  A restriction on transfer legend was placed on all certificates issued;
     -  The distributions did not involve general  solicitation or advertising;
and,
     - The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. Each shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Issuer Repurchases

      We did not make any repurchases of our equity securities during the quarter ending December 31, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

      The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes

(cont)

forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

Overview

Datascension Inc, through its sole subsidiary Datascension International, Inc, is engaged in data gathering and conducting outsourced market research. Its expertise is in the collection, storage, and processing of data. Datascension International's management team has over 30 years of experience in working with clients to gather the information they need to make changes or advancements to their operations. Datascension International services a variety of industries and customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to customer service, quality assurance and on-time project management.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We  believe  the  following  critical   accounting  policies  affect  its  more
significant judgments and estimates used in the preparation of its consolidated financial statements.

Foreign Currency

      DSEN maintains its accounting records in U.S. dollars and all payments are made in US dollars. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

Revenue Recognition.

      We recognize revenues when survey data is delivered to the client in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to approximately eight weeks. An appropriate deferral is made for direct costs related to contracts in process, and no revenue is recognized until delivery of the data has taken place. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are required to estimate contract losses, if any, and provide for such losses in the period they are determined and estimable. We do not believe that there are realistic alternatives to our revenue recognition policy given the short

(cont)

period of service delivery and the requirement to deliver completed surveys to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short and no single project accounts for a significant portion of our revenue.

Plan of Operation

Short-Term Objectives:

    - Continued expansion of outbound production hours
    - The building of additional infrastructure in terms of equipment and staff
    - Expansion of non call center activities: computer programming
    - Continued installation of predictive dialers to reduce overhead. Predictive dialers automate the dialing process for our interviewers which in turn increase the productivity per employee resulting in lower costs. A predictive dialer is a telephone system that has the ability to automatically call out using algorithms to speed up or slow down the dialing process. Once the system has detected a live person, the system transfers the call to an available agent.

Long-Term Objectives:

    - Secure additional business opportunities for Datascension International.
    - Expansion of non call center activities: inbound customer service
    - Expand Spanish speaking interviewing
    - Grow the Datascension International operations extensively through acquisitions of smaller call center operations which stand to benefit from the work being shifted overseas.

Management has determined it was in the best interests of shareholders to write off all impaired assets and operations which were not material and conflicted with the core operation of DSEN, the market research industry. This write down of discontinued operations includes the assets and activities of SRC International and Kristi & Company. The assets and ownership of Nutek Oil and Century Innovations have been distributed as well in the form of dividends to shareholders of DSEN.

    DSEN had four subsidiaries which were disposed of as follows: the non operating entities, Kristi & Co, Inc. and SRC International were discontinued and written down as of December 31, 2004. Century Innovations, Inc and Nutek Oil, Inc have been spun off as separate operating entities which are managed and operated by independent management.

    Nutek Oil was disposed of by issuing a dividend of the shares held by the parent company to the shareholders of the parent company. The stock dividend was distributed to owners of DSEN's common stock as of the record date in a ratio of one share of dividend stock in the subsidiary for every 500 shares of common stock owned in Datascension, Inc.

    Century Innovations was disposed of by issuing a dividend of the shares held by the parent company to the shareholders of the parent company. The stock dividend was distributed to owners of DSEN's common stock as of the record date in a ratio of one share of dividend stock in the subsidiary for every 300 shares of common stock owned in Datascension, Inc. DSEN has distributed all but 10% of its ownership in Century to Century as Treasury Stock on the books of Century. It will remain as Treasury Stock on the books of Century until the effectiveness of a Form 10 registration to be filed by Century. Within sixty (60) days of the Form 10's

(cont)

effectiveness, Century will work with DSEN to distribute the shares to the then current Datascension shareholders.

    As a result of receiving the current funding, the plans to spin off Datascension International have been placed on hold indefinitely.

    In addition, the decision to remove Century Innovations and write down the impaired assets in the non operating subsidiaries was made so the single focus of DSEN is the call center operation. The recently announced change in management is furthering the goal of having Datascension International be the main focus of DSEN.

    DSEN has expensed all asset values and costs associated with these entities as a line item called Discontinued Operations on the income statement. DSEN does not see any material impact to operations moving forward as a result of the disposal of these assets, nor does DSEN intend to establish any trends related to the spin off of subsidiaries.

    The two primary goals DSEN continues to focus on and which management believes will allow DSEN to continue its growth are as follows:

    First, focusing on the year-over-year growth in net revenue of DSEN; and secondly, to continue to make steady progress on our initiatives to diversify our sources of revenue. To this end, DSEN recently began the implementation of an expanded in-house programming department to be able to offer clients the programming services for online market research. DSEN is also continuing to explore further outsourced research opportunities that could leverage the capacity of our current operations.

    More importantly however, the divesture and write downs on the non-operational and impaired assets will allow management the benefit of focusing on a single core operation and allow the investment community to better understand the core operations of DSEN and its single focus moving forward.

Results of Operations

      Analysis of the calendar year ended December 31, 2004 compared to the calendar year ended December 31, 2003.

      For the calendar year, ended December 31, 2004, DSEN has generated $8,672,103 in revenues compared to $7,057,087 in revenues for the period ended December 31, 2003, for an increase of $1,615,016. The increase in revenue is a result of an increase in new clients, along with an increase in our hourly billing rates.

      Cost of goods sold for the year ended December 31, 2004 was $7,028,686 compared to $4,039,344 for the period ended December 31, 2003 or an increase of $2,989,342. This increase consists of the following: approximately $2,835,000 increase related to direct payroll costs due to an increase in the cost per hour of employees and increase in revenue / hourly billings, there was a corresponding increase in the cost of goods sold, with an additional increase in direct licensing fees of $128,795 and increases in discounts to clients of $25,526.

      Total operating expenses increased to $3,273,812 for the calendar year ended December 31, 2004 from $3,248,027 for the calendar year ended December 31, 2003, a net increase of $25,785. The increase in expenses was a result of the costs associated with writing down a portion of the assets and scaling back those operations in the Dominican Republic of $328,492; however, this increase was offset

(cont)

       by the resultant decrease in contingency accrual and lawsuit liability for 2003.

      Depreciation expense for the calendar year ended December 31, 2004 was $270,893 compared to $276,593 for the calendar year ended December 31, 2003, a decrease of $5,700. The decrease resulted from the disposal and write down of assets in the fourth quarter of 2004.

      Interest expense for the calendar year ended December 31, 2004 was $229,378 compared to $97,728 for the calendar year ended December 31, 2003 an increase of $131,650 which was a result of additional interest cost related to the purchase of predictive dialers and the interest associated with the beneficial conversion feature.

      Forgiveness of debt for the year ended December 31, 2004 was $55,000 compared to $99,274 for the same period prior year or a decrease of $44,274. The decrease was a result of most of the debts with negotiated settlements occurred in 2003 with the remaining amount management feels was available for settlement at less than the face amount in 2004.

      Debt discount conversion feature of $1,203,646 was a result of the $1,875,000 in convertible note issued in October, 2004.

      The loss from discontinued operations for the year ended December 31, 2004 was $1,794,639. This loss is made up of the following: the disposal and write down of Kristi and Co, Inc. of $302,656; SRC International, Inc, of $329,589; the write off of prepaid items of $129,980; asset impairment of $208,821; write-offs of plant and equipment of $239,541 and inventory of $64,070 not assumed by Century Innovations in the spin-off; the reduction in subscribed stock of $374,941 and additional administrative costs of $145,041 related to the discontinued operations.

      The Company generated a net loss after discontinued operations of $4,791,105 for the same period. This compares to $7,057,087 in revenues and a net loss of $182,895 for the calendar year ended December 31, 2003. The increase in losses of $4,608,210 is a result of the discontinued operations of $1,794,639; increased payroll costs of approximately $1,390,000; the accounting for the conversion feature on the debt discount in an amount of $1,203,646; increased interest expense in the amount of $131,650 from the prior year and expenses related to the stock given to employees and miscellaneous costs of $88,275. For the calendar year ended December 31, 2004, DSEN has increased its working capital position by a net amount of $600,244 from negative $33,428 as of December 31, 2003 to $566,816 as at December 31, 2004 as a result of the increase in accounts receivable and proceeds from funding.

Liquidity and Capital Resources

      Management believes that its revenues from operations and collections on accounts receivable will meet its minimum general and administrative cost requirements and provide the basic liquidity DSEN needs to operate at current levels over the next twelve months. Currently, DSEN has a monthly cost requirement of approximately $202,369 for operations and is expecting monthly cash flow in 2005 of $213,303. However, additional funding will be required to execute its business plan of expanding the Costa Rica operations in order to expand the inbound call center initiative. The balance of the funding required to execute DSEN's planning will need to be obtained from other sources such as debt or the sale of additional equity.

Liquidity

      On December 31, 2004 DSEN had total assets of $7,887,881 compared to $7,601,858 on December 31, 2003, an increase of $286,023. The reason for the increase in assets is a result of the increase in cash related to the convertible funding at the end of the year of $433,702 and discount on debt issuance of $2,077,604 along with a corresponding a decrease in the asset values of the discontinued operations and investment in Century Innovations of $2,693,075 and a net increase of $181,769 related to account receivable increase and inventory decrease and payments on notes receivable. DSEN had a total stockholders' equity of $4,066,183 on December 31, 2004 compared to $5,595,073 on December 31, 2003, a decrease in equity of $1,528,890.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On December 31, 2004 DSEN had Property and Equipment of $681,346 compared to $3,374,421 on December 31, 2003, or a decrease of $2,693,075 which is a result of the spin off of Nutek Oil, Century Innovations and the write down of assets for non-operational entities, SRC International and Kristi and Co, Inc., along with an impairment of assets in Dominican Republic.

The fixed and ongoing expenses of Datascension are as follows:

Accounts Payable and Accrued Liabilities

DSEN has $135,533 in accounts payable and approximately $1,390,880 in accrued payroll costs for the operations of the California, Nevada, Costa Rica, and Dominican Republic location as of December 31, 2004.

Long-term notes payable consists of the following at December 31, 2004:

Note payable to a vendor, no specific repayments terms
and no stated interest rate.  Secured by assets.         $     40,000

Note payable to a vendor, monthly payments of $348
inclusive of 7% annual interest through September 2006,
secured by equipment.                                           6,245

Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2006, secured by equipment.                          158,510

Note payable to a vendor, monthly payments of $906,
inclusive of 12% annual interest through February 2006.
Secured by equipment.                                          15,000
							     ---------
                                                              219,755
Less current portion                                         (116,207)
							    ----------
                                                          $   103,548

Principal maturities are as follows:

      Twelve months ended December 31,
                       2005   $    4,125
                       2006       33,893
                       2007       65,530
				--------
                              $  103,548

Additionally, DSEN has the following short term notes payable as of December 31, 2004.
      Dell Financial Services     $   3,467
      Public Relations Contract      60,000
      Wells Fargo Credit Card        48,577
      Advanta Credit Card             9,698
                                  ----------
           Total                     121,742

At December 31, 2004, aggregate future minimum payments under these leases, are as follows:
                 Twelve months ended December 31,
           2005                         $     152,141
           2006                               133,259
           2007                               105,773
           2008                               105,773
           Thereafter                           -
					   ----------
           Total minimum lease payments $     496,946

Convertible debentures consist of the following at December 31, 2004, and December 31, 2003:

                                                             2004       2003
8% convertible subordinated debentures,
due  in  November 2007, convertible
into shares of common stock at				$  1,111,979  $  -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.

8% convertible subordinated debentures,
due in November  2007,  convertible
into shares of common stock at  			   1,641,493     -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.

8% convertible subordinated debentures,
due in November 2007, convertible
into  shares  of  common stock at 			     476,563       -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.

8%  convertible subordinated debentures,
due in November 2007, convertible
into shares of common  stock  at    			     741,319       -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.
							 --------------  ----
                                                            3,971,354     -
Less:  Unamortized Discount                                (2,077,604)   (-)
							 --------------  ----
Total debt                                                  1,893,750     -
Less: current portion                                      (0)           (-)
							 --------------  ----
Convertible debentures, less current portion             $  1,893,750  $  -
							 --------------  ----

Included in the above values is $18,750 of accrued interest related to the convertible notes as of December 31, 2004.

Fixed recurring Selling, General and Administrative expenses would be as follows:

                                    Estimated monthly average 2005

       Salaries and Benefits               $121,912
       Rent                                $ 38,814
       Equipment Lease/Rental              $ 17,227
       Telephone and Communications        $  5,931
       Licensing Fees                      $ 15,882
       Other                               $  2,603
                                           --------
       Total Monthly Fixed SG&A costs      $202,369

Estimated future cash requirements

      As discussed above DSEN intends to meet its financial needs for operations through the collection of accounts receivable and servicing of current contracts.

       The Registrant's capital resources are comprised primarily of private investors, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's access to capital is always dependent upon general financial market conditions. The Registrant's capital resources are not anticipated to change materially in 2005.

      DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital due to the fact that on November 17, 2004, we issued $1,875,000 in convertible notes, receiving net proceeds of $1,657,500.

      DSEN's future capital requirements will depend on numerous factors, including the profitability of our research projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders.

      There can be no assurances that DSEN will be successful in raising additional capital via debt or equity funding, or that any such transactions, if consummated, will be on terms favorable to DSEN. In the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

      If DSEN needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of DSEN will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of DSEN's Common Stock. DSEN does not currently have any contractual restrictions on its ability to incur debt and, accordingly, DSEN could incur significant amounts of indebtedness to finance its operations. Any such

(cont)

indebtedness could contain covenants, which would restrict DSEN's operations.

Expected Significant Changes in the Number of Employees

      DSEN does not expect any significant change in the number of employees over the next 12 months of operations. As noted previously, DSEN currently coordinates most operations using part time employees, consultants and contract labor.

Material Commitments for Capital Expenditures.

DSEN has made no material commitments for future expansion. When potential expansion or the need for expansion arises, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease or expand the current facilities, in light of DSEN's business planning at that time.

      The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Registrant's business, there are no trends in the nature of its capital resources which could be considered predictable.

Inflation

      DSEN's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off-Balance Sheet Arrangements.

      DSEN currently does not have any off-balance sheet arrangements.

Safe Harbor

      The discussions of the results of operations and financial condition of DSEN should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. DSEN intends that such forward-looking statements be subject to the safe harbors for such statements. DSEN wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of DSEN that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, highly speculative nature of oil and gas exploration and development, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. DSEN disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS.


                              DATASCENSION INC.

                            FINANCIAL STATEMENTS
                            --------------------
                              December 31, 2004
                              December 31, 2003

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2004                             F-3

     Independent Auditors Report - 2003 & 2002                      F-4


FINANCIAL STATEMENTS:

     Balance Sheets                                                 F-5

     Statements of Operations                                       F-6

     Statement of Changes in Stockholders' Equity                   F-7

     Statements of Cash Flows                                       F-8


NOTES TO FINANCIAL STATEMENTS:                                      F-9

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Datascension, Inc. formerly Nutek, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Datascension, Inc. formerly Nutek, Inc., a Nevada corporation, as of December 31, 2004, and the related statements of loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datascension, Inc. formerly Nutek, Inc., as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Larry O'Donnell, CPA, P.C.
March 24, 2005

Gary V. Campbell, CPA, Ltd.
Certified Public Accountants
7440 West Sahara
Las Vegas, Nevada, 89117


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


Gary V. Campbell, CPA, Ltd.

Las Vegas, Nevada
March 30, 2004

                              DATASCENSION, INC.
                                BALANCE SHEETS
                                     AS OF
                    December 31, 2004 and December 31, 2003


                          ASSETS

                                                12/31/04   12/31/03
   CURRENT ASSETS:
Cash                                           $556,593    $122,891
Accounts receivable                           1,533,969   1,087,694
Inventory                                             -     227,997
Accrued income                                        -      11,200
Prepaid expenses                                192,185     194,623
Note receivable, related party                        -       1,250
Investment in Century Innovations               108,469           -
                                              ----------  ----------
   TOTAL CURRENT ASSETS                      $2,391,216  $1,645,655

Property and Equipment, net of accumulated
   depreciation                                 681,346   3,374,421

   OTHER ASSETS:
Discount on debt issuance (see notes)         2,077,604           -
Asset held for sale (see notes)               1,015,014		  -
Notes receivable, net of current portion              -	      5,800
Patent rights acquired, net of amortization           -	    561,262
Long-term investment                                  -       8,000
Website assets, net of amortization               4,520	     29,340
Customer lists, net of amortization                   -	     43,611
Patterns/designs, net of amortization                 -	     44,583
Packaging design/artwork, net of amortization         -	     86,512
Deposits                                         25,399	     51,892
Goodwill                                      1,692,782	  1,692,782
Trademarks                                            -	      8,000
Licensing fees                                        -	     50,000
                                             ----------  ----------
   TOTAL OTHER ASSETS                         4,815,319   2,581,782
                                             ----------  ----------
TOTAL ASSETS                                 $7,887,881  $7,601,858
                                             ==========  ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY


   CURRENT LIABILITIES:
Accounts payable                               $135,533	  $278,022
Accrued expenses                              1,390,880	   182,377
Line of credit                                        -	   449,650
Accrued contingent liabilities                        -	   338,461
Notes payable, related party                     60,038	   328,540
Short term notes payable                        121,742	         -
Current portion of convertible debt                   -	         -
Current portion of long-term notes payable      116,207	   102,033
                                             ----------  ----------
   TOTAL CURRENT LIABILITIES                 $1,824,400 $1,679,083

  LONG-TERM DEBT
Convertible debt, net of current portion      1,893,750          -
Long-term notes payable, net of current portion 103,548     16,565
                                             ----------  ----------
  TOTAL LONG-TERM DEBT                        1,997,298     16,565

  TOTAL LIABILITIES                           3,821,698  1,695,648

  Noncontrolling interest in
subsidiary of Nutek Oil, Inc.        		      -    311,137

   STOCKHOLDERS' EQUITY:
  Common stock:
Common stock, $0.001 par value, 200,000,000
shares authorized; 16,257,290 shares issued,
15,298,957 outstanding at December 31, 2004     159,875    150,554
  Additional paid-in capital-common stock    14,329,295 10,802,058
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 506,400 Series B shares
issued and outstanding at December 31, 2004         506        509
  Additional paid-in capital-preferred Series B 481,994    507,992
  Subscriptions receivable                     (119,063)  (604,804)
  Treasury Stock                               (134,388)  (134,388)
  Accumulated deficit                       (10,652,036)(5,126,848)
                                             ----------  ----------
TOTAL STOCKHOLDERS' EQUITY                    4,066,183  5,595,073
                                             ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $7,887,881  $7,601,858
                                             ==========  ==========








                See accompanying notes to financial statements

                              DATASCENSION, INC.
                            STATEMENT OF OPERATIONS
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003

                                        For the    For the
                                    Year ended  Year ended
                                      12/31/2004  12/31/ 2003

REVENUE                               $8,672,103 $7,057,087

COST OF GOODS SOLD                     7,028,686  4,039,344
                                       ---------  ---------
GROSS PROFIT                           1,643,417  3,017,743

EXPENSES:
Selling, general and administrative   $2,674,427 $2,633,934
Depreciation                             270,893    276,593
Asset impairment   			 328,492          -
Contingency accrual                            -    292,500
Lawsuit liability                              -     45,000
                                       ---------  ---------
TOTAL EXPENSES                         3,273,812  3,248,027

OPERATING INCOME                     (1,630,395)  (230,284)

OTHER INCOME (EXPENSE):
Interest income                              743      1,898
Forgiveness of debt                       55,000     99,274
Other income                              11,210     17,352
Debt discount conversion feature     (1,203,646)          -
Interest expense                       (229,378)   (97,728)
Other income                                   -          -
Minority interest, Nutek Oil, Inc.             -     26,593
                                     -----------  ---------
TOTAL OTHER INCOME                   (1,366,071)     47,389

Net Income (loss)                   $(2,996,466)  $(182,895)

 Discontinued Operations            $(1,794,639)         $-
                                     -----------  ---------
Net Income (loss) after
 discontinued operations            $(4,791,105)  $(182,895)
                                     -----------  ---------

Basic weighted average number
of common shares outstanding         15,671,867 96,172,507

Diluted weighted average number
of common shares outstanding         16,594,223 96,172,507

BASIC NET INCOME PER SHARE             $(0.19)    $(0.00)

DILUTED NET INCOME PER SHARE           $(0.18)    $(0.00)

                See accompanying notes to financial statements

                               DATASCENSION Inc.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003





                                         Common     Common      Additional Preferred  Preferred      Preferred - Preferred
                                                                                                     A
                                         Stock      Stock       Paid-in    Stock      Stock          Add. Paid   Stock
                                                                           Shares                                Shares
                                         Shares     Amount      Capital    Series A   Series A       In Capital  Series B

Balances at
12/31/02                                   8,897,391      88,974  7,555,559    559,508            560   3,021,132    508,500

Sale of Stock                                363,889       3,639    113,408          -              -           -          -

Issuance for Settlement of Bonds             168,374       1,684    106,507          -              -           -          -

Issuance for Services                        550,473       5,505    192,055          -              -           -          -

Accrual of Preferred Dividends                     -           -          -          -              -           -          -

Preferred purchases / posted                       -           -          -   (52,000)           (52)   (136,358)          -

Preferred converted                        5,075,080      50,751  2,834,530  (507,508)          (508) (2,884,774)          -

Change in ownership of Nutek Oil                   -           -          -          -              -           -          -

Allocation of Minority Interest
In Subsidiary Earnings                             -           -          -          -              -           -          -

Net Profit for Quarter
Ended December 31, 2003                            -           -          -          -              -           -          -

Balance at December 31, 2003              15,055,207     150,552 10,802,059          -              -         (0)    508,500

Prior period adjustment

Sale of Stock                                187,500       1,875     73,125          -              -           -          -

Issuance for Services                         12,500         125      6,125          -              -           -          -

Settlement of Series B                        50,000         500     25,500          -              -           -    (2,600)

Distribution / Sale of Nutek Oil                   -           -          -          -              -           -          -
Ownership

Issuances for Services                        47,500         475     37,275          -              -           -          -

Issuances for Services                        12,500         125      6,125          -              -           -          -

Adjustment for Preferred Converted           395,000       3,950    (3,950)          -              -           -          -

Additional shares issued related
to prior contract		             110,000       1,100      9,400          -              -           -          -

Additional cost for dialers                   52,083         521      7,812          -              -           -          -

Prior quarter investment adjustment           22,500         225          -          -              -           -          -

Issuances for Services                        12,500         125      6,125

Issuances for Services                       300,000         300     59,700

Distribution of Century Innovations

Century no longer consolidated

Write down of assets

Convertible debt - Conversion Feature                             2,206,250

Warrants - Conversion Feature                                     1,093,750

Net Loss for Year                                  -           -          -          -              -           -          -
					  ----------	--------  --------- ----------     ---------- ----------- ----------
Balance at December 31, 2004              16,257,290     159,873 14,329,296          -              -         (0)    505,900
					  ----------	--------  --------- ----------     ---------- ----------- ----------

                                         Preferred    Preferred -                        Non-Controlling
                                                          B
                                            Stock      Add. Paid   Treasury   Subscribed   Interest       Income      Total
                                           Series B   In Capital    Stock       Stock      In Subsidiary  Deficit     Equity
Balances at
12/31/02                                         509     507,992  (134,388)  (153,750)        355,782 (4,943,953)  6,298,416

Sale of Stock                                      -           -          -          -              -           -    117,046

Issuance for Settlement of Bonds                   -           -          -          -              -           -    108,190

Issuance for Services                              -           -          -          -              -           -    197,560

Accrual of Preferred Dividends                     -           -          -          -              -           -          -

Preferred purchases / posted                       -           -          -          -              -           -  (136,410)

Preferred converted                                -           -          -          -              -           -        (1)

Change in ownership of Nutek Oil                   -           -          -          -       (18,052)           -   (18,052)

Allocation of Minority Interest
In Subsidiary Earnings                             -           -          -          -       (26,593)           -   (26,593)

Net Profit for Quarter
Ended December 31, 2003                            -           -          -          -              -   (182,895)  (182,895)
						-----	--------  --------- ----------     ---------- ----------- ----------
Balance at December 31, 2003                     509     507,992  (134,388)  (153,750)        311,136 (5,126,848)  6,357,261
						-----	--------  --------- ----------     ---------- ----------- ----------
Prior period adjustment                                                                                   219,709    219,709

Sale of Stock                                      -           -          -          -              -           -     75,000

Issuance for Services                              -           -          -          -              -           -      6,250

Settlement of Series B                           (3)    (25,997)          -          -              -           -          -

Distribution / Sale of Nutek Oil                   -           -          -          -      (311,136)    (83,708)  (394,844)
Ownership

Issuances for Services                             -           -          -          -              -           -     37,750

Issuances for Services                             -           -          -          -              -           -      6,250

Adjustment for Preferred Converted                 -           -          -          -              -           -          -

Shares issued for prior contract adjustment        -           -          -          -              -           -     10,500

Additional cost for dialers                        -           -          -          -              -           -      8,333

Prior quarter investment adjustment                -           -          -          -              -           -        225

Issuances for Services

Issuances for Services

Distribution of Century Innovations                                                                      (976,221)

Century no longer consolidated                                                                            106,137

Write down of assets	                                                       153,750

Move receivable to subscribed stock                                           (119,063)

Convertible Debt - Conversion Feature

Warrants - Conversion Feature

Net Loss for Year                                 -           -          -          -              -  (4,804,035)(4,804,035)
						-----	--------  --------- ----------     ---------- ----------- ----------
Balance at December 31, 2004                     506     481,994  (134,388)  (119,063)              0 (10,652,036)$1,535,329
				                -----	--------  --------- ----------     ---------- ----------- ----------

                See accompanying notes to financial statements

                               DATASCENSION Inc.
                            STATEMENT OF CASH FLOWS
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:                  12/31/04   12/31/03

Net income                                         $(4,791,105) $(182,895)
Adjustments to reconcile net income to net
cash provided by operating activities:
Issued for services                                     135,333     61,153
Discontinued operations / impairment of assets        3,525,663          -
Noncash expenses associated with convertible debt, net   16,194
Depreciation and amortization                           270,893    276,593
Investment in Century Innovations                      (108,469)         -
(Decrease) Increase in contingent liabilities          (338,461)         -
Increase in non-controlling interest in subsidiary            -   (44,645)
Forgiveness of debt                                           -   (62,217)
(Increase) Decrease in accounts receivable            (446,275)    206,027
Increase in inventory                                   227,997    (5,108)
Decrease in accrued income                               11,200          -
Increase in prepaid expenses                              2,438   (75,216)
Increase in deposits                                     26,493   (21,608)
Decrease in accounts payable                          (142,489)  (313,704)
Decrease in accrued expenses                          1,208,503     29,024
                                                     ---------- ----------
NET CASH USED BY OPERATING ACTIVITIES                $(402,085) $(132,596)
                                                     ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in notes receivable               (562,710)    308,402
Purchase of property and equipment                            -   (90,290)
Purchase of intangible assets                                 -   (23,897)
                                                     ---------- ----------
NET CASH USED BY INVESTING ACTIVITIES                 (562,710)    194,215

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                               222,899  (175,992)
Increase (Decrease) in related party payable          (268,502)          -
Increase (Decrease) in convertible debt               1,893,750
Issuance of common stock                                      -    117,043
(Decrease) Increase in line of credit                 (449,650)     75,850
                                                     ---------- ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,398,497     16,901
                                                     ---------- ----------
NET INCREASE IN CASH                                    433,702     78,520

BALANCE, BEGINNING                                      122,891     44,371

BALANCE, ENDING                                        $556,593   $122,891
                                                     ==========  =========
Interest Paid                                          $229,378    $97,728
                                                      ---------   --------
Taxes Paid                                             $     -     $     -
                                                      ---------   --------

                See accompanying notes to financial statements

                              DATASCENSION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Datascension, Inc. (formerly known as Nutek, Inc.) was incorporated in August 1991 under the laws of the State of Nevada as Nutek, Inc. (the "Company") and is engaged in the market research industry.

Datascension International, Inc. and related assets were purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascension International, Inc. is a premier data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascension International, Inc. expanded operations into Costa Rica.

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

Comprehensive Income
Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the year ended December 31, 2004.

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

Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

           Computer equipment           5 years
           Furniture and fixtures       7 years
           Office equipment             5 years
           Equipment and machinery      20 years

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

Revenue Recognition
We recognize revenues when survey data is delivered to the client in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to approximately eight weeks. An appropriate deferral is made for direct costs related to contracts in process, and no revenue is recognized until delivery of the data has taken place. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are required to estimate contract losses, if any, and provide for such losses in the period they are determined and estimable. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed surveys to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short and no single project accounts for a significant portion of our revenue.

Intangible Assets
The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that the assets in the subsidiaries determined to be discontinued operations should be impaired. The respective assets have been written down. See Note 13 Discontinued Operations.

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

Advertising
Advertising costs are expensed when incurred. Advertising for the year ended December 31, 2004 amounted to $3,176.

Research and Development
The Company expenses its research and development in the periods incurred.

Concentrations of Credit Risk
Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

The Company operates in one segment, the market research industry. 100% of the Company's customers are located within the United States of America.

During the year ended December 31, 2004, the Company had three major clients, The National Research Group and Roper ASW each account for about 10% of sales each year and Sandelman & Associates, which accounts for about 25% of sales each year. Management believes the loss of one of these key clients would materially affect the operations of the company in the short term.

Recently Issued Accounting Pronouncements
FASB Interpretation 46R "Consolidation of Variable Interest Entities", as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA
Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

(cont)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for onmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements.

Stock Based Compensation
The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2004 and 2003:
                                                     2004        2003
Net loss, as reported                            $(4,791,105)  $ (182,895)
Add:  Stock-based employee
      compensation expense
      included in reported loss,
      net of related tax effects                      --           --
Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based methods
         for all awards, net of related tax effects (202,991)      --
						-------------  -----------
     Pro forma net loss                          $(4,994,095)   $ (75,170)

     Net loss per common share:
        Basic loss per share, as reported          $(0.19)      $(0.015)
        Fully diluted loss per share, as reported  $(0.18)      $(0.015)
        Basic loss per share, pro forma            $(0.20)      $(0.015)
        Fully diluted loss per share, pro forma    $(0.19)      $(0.015)

There were no  stock options granted for the year ended December 31, 2003.  See
Note 5 Warrants and Option. For the options granted in November 2004, the company used the exercise price of $0.30, the fair market value of $0.40 per share, a 5 year term, and 25% volatility to determine the value of the options. The latter options do not vest until January 2005.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment are made up of the following as of December 31, 2004:

           Equipment and machinery     $     472,500
           Office equipment                  690,680
           Leasehold improvements              9,959
           Accumulated depreciation         (491,793)
					-------------
                                       $     681,346

NOTE 4 - RECEIVABLE FROM NUTEK OIL - ASSET HELD FOR SALE

On December 31, 2004 the company reviewed any need for impairment of assets per SFAS 144. A loan is considered impaired if it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In evaluating the impairment of the assets of the company at year end, the company considered, among other items, (1) materiality of the asset, (2) previous loss experience, and (3) assets that are not readily marketable or susceptible to decline in value

After discussions with the Board and with the management of both Datascension, and Nutek Oil, it was determined there is the potential the entire amount of the receivable will not be received.

Pursuant to the previous dividends on August 1, 2001 and January 8, 2004, the company determined it was in the best interest of it's shareholders to convert the balance of the note into the common stock of Nutek Oil and distribute the pro rata shares to our shareholders. This coincides with managements plan to write off any assets which are attributable to the history of the company which are non-operational in nature, etc.

As of the December 31, 2004, the value of the loan to be converted is $1,015,014 and is classified on the balance sheet of the Company as an Asset Held For Sale. It is anticipated that the conversion and distribution will occur during April 2005.

NOTE 5 - STOCKHOLDERS' EQUITY

      During the fiscal year ended December 31, 2004, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

     On April 20, 2004, 500,000 pre split shares of restricted common stock valued at $.05 per share were issued pursuant to a consulting agreement in connection with which we received certain investor relations services. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On April 20, 2004, 2,970,833 pre split shares of restricted common stock

(cont)

valued at $.03 per share were issued to sophisticated investors who indicated that they had such knowledge and experience in financial matters that they were capable of evaluating the merits and risks of the investment. The individuals took their shares for investment purposes without a view to distribution and had access to information concerning the Company. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On June 30, 2004, 750,000 pre split shares of restricted common stock valued at $.03 per share were issued pursuant to a consulting agreement in connection with which we received certain legal services. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On September 3, 2004, 1,000,000 pre split shares of restricted common stock valued at $.05 per share were issued to a note holder in satisfaction of amounts due. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On September 30, 2004, 62,269 pre split shares of restricted common stock valued at $.06 per share were issued to SRC Bondholders in satisfaction of amounts due to them. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On December 31, 2004, the holders of 39,500 shares of our Series A convertible preferred stock elected to convert such shares into 3,950,000 shares of our common stock. These shares had originally been converted from common stock to Series A Preferred stock on December 27, 2001 at $5.42 per share. These conversions were the effected through private transactions not involving a public offering and were exempt in each case from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On November 17, 2004, DSEN issued an aggregate of $1,875,000 in Convertible Debentures, pursuant to a Securities Purchase Agreement (the "Agreement") to the following: $350,000 Convertible Debenture to Alpha Capital Aktiengesellschaft, $525,000 Convertible Debenture to the Longview Equity Fund LP, $775,000 Convertible Debenture to the Longview Fund LP., and $225,000 Convertible Debenture to the Longview International Equity Fund, LP. In addition, issued common stock purchase warrants to purchase 3,125,000 shares of DSEN common stock to the above note holders, at an exercise price of $0.30 per share.

     On December 31, 2004, 300,000 post split shares of common stock valued at $.20 per share were issued to four employees in consideration of terms under their employment agreements, which granted stock awards of common shares to certain

(cont)

employees. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof and/or the federal small issue exception for bonus shares of reporting companies.

Options / Warrants
On December 31, 2004, four employees were given the option to purchase additional shares of common stock for $0.30. These options do not vest until January 2005 and at such time, the company will recognize a compensation expense for the fair market value of those options, which is anticipated to be the fair market value of the common stock minus the exercise price of the respective options. See Note 2 Stock Based Compensation, Note 7 Convertible Notes, and Note 12 Warrants and Options.

NOTE 6 - NOTES PAYABLE

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2004:

Note payable to a vendor, no specific repayments terms
and no stated interest rate.  Secured by assets.         $     40,000

Note payable to a vendor, monthly payments of $348
inclusive of 7% annual interest through September 2006,
secured by equipment.                                           6,245

Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2006, secured by equipment.                          158,510

Note payable to a vendor, monthly payments of $906,
inclusive of 12% annual interest through February 2006.
Secured by equipment.                                          15,000
							     ---------
                                                              219,755
Less current portion                                         (116,207)
							    ----------
                                                          $   103,548

Principal maturities are as follows:

      Twelve months ended December 31,
                       2005   $    4,125
                       2006       33,893
                       2007       65,530
				--------
                              $  103,548


Additionally, the company has the following short term notes payable as of December 31, 2004.

      Dell Financial Services     $   3,467
      Public Relations Contract      60,000
      Wells Fargo Credit Card        48,577
      Advanta Credit Card             9,698
                                  ----------
           Total                    121,742

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES

Convertible debentures consist of the following at December 31, 2004, and December 31, 2003:

                                                             2004       2003
8% convertible subordinated debentures,
due  in  November 2007, convertible
into shares of common stock at				$  1,111,979  $  -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.

8% convertible subordinated debentures,
due in November  2007,  convertible
into shares of common stock at  			   1,641,493     -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.

8% convertible subordinated debentures,
due in November 2007, convertible
into  shares  of  common stock at 			     476,563       -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.

8%  convertible subordinated debentures,
due in November 2007, convertible
into shares of common  stock  at    			     741,319       -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.
							 --------------  ----
                                                            3,971,354     -
Less:  Unamortized Discount                                (2,077,604)   (-)
							 --------------  ----
Total debt                                                  1,893,750     -
Less: current portion                                      (0)           (-)
							 --------------  ----
Convertible debentures, less current portion             $  1,893,750  $  -
							 --------------  ----


Included in the above values is $18,750 of accrued interest related to the convertible notes as of December 31, 2004.

The company is relying on both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible stock. They require the company to expense the "Beneficial Conversion Feature" in the current year. This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note (3 years). Should the lender(s) convert some or all of their notes prior to the term expiring or at a different price, the accrued amounts will be adjusted accordingly.

The fair value of the debt discount associated with the stock conversion at the time of issuance was $2,187,500 and will be amortized as a non-cash interest

(cont)

expense over the term of the convertible debt. Proceeds from the issuance of these convertible debentures were used for working capital purposes.

The fair value of the debt discount associated with the warrants was $1,093,750 and was taken as an expense on December 31, 2004.

NOTE 8 - INCOME TAXES

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


                                                Year
                                               Ended
                                           December 31, 2004
           Depreciation and amortization     $    7,768
           Net operating loss carry forward       6,365
           Valuation allowance                  (14,133)
						--------
                                             $       -


The components of the net deferred tax asset at December 31, 2004 under SFAS 109 are as follows:

           Depreciation and amortization     $  1,000,531
           Net operating loss carryforward     (1,288,138)
           Valuation allowance                    287,607
					      ------------
                                             $           -


Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:


                                               Year               Percent of
                                                Ended               Pretax
                                         December 31, 2004          Income
           Expected                      $    14,133                  34%
           Valuation allowance               (14,133)                (34%)
					-------------               -------
           Actual expense                $     -                       0%


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company has $135,533 in accounts payable and approximately $1,390,880 in accrued payroll costs for the operations of the California, Nevada, Costa Rica, and Dominican Republic location as of December 31, 2004.

NOTE 10 - RELATED PARTY TRANSACTIONS

As of December 31, 2004, the Company has  an outstanding note payable to Murray
Conradie, the Company's CEO, in the amount  of  $30,688.   This payable accrues
interest at 1% monthly due on the first day of each month.

As of December 31, 2004, the Company has an outstanding note payable to Scott Kincer, the Company's COO, in the amount of $29,000. This payable accrues interest at 1% monthly due on the first day of each month.

As of December 31, 2004, the Company  has  an outstanding note payable to Jason
Griffith,  the  Company's CFO, in the amount of  $350.   This  payable  accrues
interest at 1% monthly due on the first day of each month.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Leases
The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

At December 31, 2004, aggregate future minimum payments under these leases, are as follows:

                 Twelve months ended December 31,
           2005                            $   152,141
           2006                                133,259
           2007                                105,773
           2008                                105,773
           2009                                      -
           Thereafter                                -
					   ------------
           Total minimum lease payments    $   496,946

NOTE 12 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123 and will account for stock issued for services and stock options under the fair value method.

The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                   Number of    Percent of total
                   Securities       Options/SARs
                  Underlying       granted to    Exercise or
                  Options/SARS  employees in      base price    Expiration
        Name     Granted       fiscal year        ($/Share)    date
     ----------   ----------    --------------    ---------   -----------
Murray N. Conradie    540,000        36.4          $0.30       1/1/10

Scott Kincer          540,000        36.4          $0.30       1/1/10

Jason F. Griffith     270,000       18.8           $0.30       1/1/10

Joey Harmon           135,000       9.1            $0.30       1/1/10

There were no other options granted or exercised by the directors and executive officers during the year ended December 31, 2004.

Compensation cost for options granted has not been recognized in the accompanying financial statements. These options do not vest until January 2005 and at such time, the company will recognize a compensation expense for the fair market value of those options, which is anticipated to be the fair market value of the common stock minus the exercise price of the respective options. See Note 2 Stock Based Compensation for proforma disclosures.

As discussed in Note 7 Convertible Notes, the company issued 3,125,000 warrants for the purchase of common stock at $0.30 to four (4) different entities related to a convertible note. The fair market value of these options was $1,093,750 and this amount was expensed as of December 31, 2004.

The following is a schedule of the activity relating to the Company's stock options and warrants.

                              Year Ended              Year Ended
                           December 31, 2003        December 31, 2004
                            --------------            --------------
                              Weighted Avg.          Weighted Avg.
                            Shares    Exercise      Shares    Exercise
                           (x 1,000)    Price      (x1,000)    Price
                          ---------  ---------     --------  -----------
Options and warrants
  outstanding at
  beginning of year          -         $   -             -       $   -


Granted:
  Options                    -         $   -         1,485       $ 0.30
  Warrants                   -         $   -         3,125       $ 0.30
Exercised                    -         $   -             -       $   -
Expired:
Warrants                   ( - )       $   -             -       $   -
                           ----        -----           ----       ----

Options and warrants
  outstanding and
  exercisable at end
  of period                 -         $   -         4,610        $   -
                                       ======        ====          ===

Weighted average fair
  value of options and
  warrants granted during
  the year                           $  -                 $  -
The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2004, all of which are exercisable.

                 Weighted Average
  Range of            Number           Remaining        Weighted Average
Exercise Prices   Outstanding     Contractual Life      Exercise Price
---------------  ----------------  -----------------   -----------------
      $ 0.30         4,610,000        5 years            $ 0.30

NOTE 13 - DISCONTINUED OPERATIONS

Management has determined it is in the best interest of shareholders to write off all impaired assets and business which conflict with the core operation of the company, the market research industry. This write of discontinued operations includes the assets and activities of SRC International and Kristi & Company. The assets of Century Innovations have been distributed as well. See
Note 14 Investment in Century Innovations.

As a result of receiving the current funding, the plans to spin off of Datascension International have been put on hold indefinitely.

With the receipt of funding in November, the decision to remove Century Innovations and write down the impaired assets in the non operating subsidiaries, the company effectively made the single focus of the company the call center operation and with the recently announced changed in management (See Subsequent Event Note) the company is furthering it's goal as having Datascension International be the main focus of the company as a whole.

The company has expensed all asset values and costs associated with these entities as a line item called Discontinued Operations on the income statement.

The company has stated  it plans on focusing on Datascension International, the
call center subsidiary.   The  expansions  currently  are planned for the Costa
Rica facilities.

NOTE 14 - INVESTMENT IN CENTURY INNOVATIONS

The Company previously distributed a portion of its ownership to Datascension shareholders. The Company has additionally distributed all but 10% of its ownership in Century to Century as Treasury Stock on the books of Century. It will remain as Treasury Stock on the books of Century until the effectiveness of a Form 10 registration to be filed by Century for the shares. Within sixty
(60) days of the Form 10's effectiveness, Century will work with the Company to distribute the shares to the then current Datascension shareholders.

NOTE 15 - SUBSEQUENT EVENTS

On March 3, 2005, the Company's Chief Executive Officer and Chairman of the Board, Murray Conradie, announced his resignation from the Company to focus on the development of Nutek Oil Inc. This change will take effect on April 1, 2005.

Effective April 1, 2005, Scott Kincer, the Company's current Chief Operating Officer will be appointed the Chief Executive Officer and Chairman of the Board. It is not anticipated that Mr. Kincer's employment contract will be altered or materially affected with this change.

The Company's Chief Financial Officer and member of the Board of Directors, Jason Griffith, announced his resignation from the Company to focus on the development of his CPA firm and Nutek Oil Inc. He will be transferring control of the recordkeeping for the Company to the California office as of April 1, 2005.

Both Mr. Conradie and Mr. Griffith will remain as consultants to the Company.

As of April 1, 2005, the Company's corporate head office are located at 145 S. State College Blvd, Suite 350, Brea CA 92821. The new company phone number will be 714-482-9750 and 714-482-9751 (fax). This address and contact information is the current location for the Datascension International California office.

NOTE 16 - FOREIGN OPERATIONS

The company currently operates out of the United States, Costa Rica and the Dominican Republic. The future plans of the company involve the slowing growth at the Dominican Republic facility while focusing on the potential and available growth in Costa Rica. Management does not feel there is a currency risk or need to assess a foreign currency translation adjustment or other comprehensive income item as income and expense items are negotiated in the US dollar. The Company maintains their accountings records in U.S. dollars and all payments are made in US dollars. All debts and assets on the books of the company are valued based on US dollars and are not translated from a foreign currency amount. The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. Approximately 85% of the company's workforce is outside of the United States. Currently 100% of the company's clients are US based companies. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On June 15, 2004, Gary V. Campbell, CPA, Ltd. notified DSEN that they were declining to stand for re-election as DSEN's independent auditor of record. The Board of Directors accepted this decision on June 15, 2004. The Registrant appointed Larry O'Donnell, CPA, P.C., as the Registrant's independent accountants for the year ending December 31, 2004. The selection of accountants was approved by the Registrant's Board of Directors. Larry O'Donnell, CPA, P.C. was engaged by the Registrant on June 18, 2004. During the most recent two fiscal years and during the portion of 2004 preceding the Board's decision, neither DSEN nor anyone engaged on its behalf has consulted with Larry O'Donnell, CPA, P.C. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on DSEN's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

ITEM 8A.  CONTROLS AND PROCEDURES.

      Our Chief Executive Officer (CEO) and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, concluded that the disclosure controls and procedures are effective in ensuring all required information relating to DSEN is included in this annual report.

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

      The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2004:

      Name                  Age   Position/Office        Served Since

      Murray N. Conradie    39    Chairman/President/CEO April 1999
      David Scott Kincer    39    COO/Director           September 2001
      Joseph Harmon         28    VP/Director            September 2001
      Jason F. Griffith     27    CFO/Director           June 2002

      The following is a brief description of the business background of the directors and executive officers of DSEN:

Murray N. Conradie - President/CEO and Chairman of the Board

       Mr. Conradie has been the CEO and Chairman of the Board and a Director of Datascension Inc, since April 1999. Mr. Conradie has several years of experience in creating and developing start-up enterprises and has a background in Law and Accounting.

David Scott Kincer - COO/Director

       Mr. Kincer joined Datascension as COO and Director in September 2001, Mr. Kincer has over twenty years experience in collecting, storing an analyzing consumer data. He also has fifteen years of experience managing data collection centers, including seven years of experience in Costa Rica. He co-founded Datascension International in 1999 and became COO of Datascension with the successful acquisition of Datascension International in 2001. Mr. Kincer is also the President and Chairman of Datascension International and oversees the operations of Datascension International from its main facility in Brea, California.

Joseph Harmon - VP/Director

       After attending California State University, Mr. Harmon started his career in 1992 at The Verity Group, a full service market research company in Fullerton, CA. At the Verity Group, Mr. Harmon worked his way up to Director of Operations and managed a 300-employee operation. He helped grow the company to a 12 million dollar business and was a key player in the acquisition to The Polk Company in 1997. He then went to Diagnostic Research where he managed Telephone Research. In 1998 The Polk Company brought Mr. Harmon back in as a Sales Manager to help increase sales in the Market Research division. After Polk, Mr. Harmon helped start Datascension and became Vice President. Mr. Harman is also Vice President and a Director of Datascension International.

Jason F. Griffith - CFO/Director

       Mr. Griffith  is  the  CFO  and  a  Director  of  Datascension Inc.  Mr.
Griffith  has  held  this  position  since June of 2002.  Prior  to  that,  Mr.
Griffith was the accounting manager for a CPA firm in Henderson, Nevada starting in August of 2001.

(cont)

Before taking on this position, he worked for Arthur Andersen in Memphis, Tennessee from December 1998 until his move to Nevada in the summer of 2001. Prior to joining Arthur Andersen, Mr. Griffith was in the process of completing his undergraduate degree and Masters in Accounting from Rhodes College in Memphis, Tennessee. Mr. Griffith is a licensed CPA in both the state of Nevada and Tennessee. He is a member of the American Institute of Certified Public Accountants, The Association of Certified Fraud Examiners, The Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Society of CPAs.

Robert Sandelman - Director (Datascension International, Inc)

       Mr. Sandelman has more than 30 years of marketing and advertising management experience in a variety of consumer product and service industries. He is considered to be one of the leading experts on foodservice market research and is widely quoted in major publications including The Wall Street Journal, Los Angeles Times, Orange County Register, USA Today, Nation's Restaurant News, Restaurants & Institutions, Chain Leader, Entrepreneur, Advertising Age, Adweek, Brandweek, and American Demographics.

      Mr. Sandelman earned both his Bachelor's degree and his Master's degree in Business Administration from the University of Michigan. He is a member of the National Restaurant Association, and the International Foodservice Manufacturers Association.

Significant Employees

       DSEN has not identified any employee who is not an executive who is expected to make a significant contribution to the business.

Family Relationships

      There are no family relationships among the directors, executive officers or persons nominated or chosen by DSEN to become directors or executive officers.

Legal Proceedings

      None of DSEN's directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or other wise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

      None of DSEN's officers or directors, nor to the knowledge of DSEN, any of DSEN's control persons, has:

      - had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      - been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(cont)

      - been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      - been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

Committees

      DSEN does not have any audit, compensation, and executive committees of its board of directors. The entire board of directors is serving as DSEN's audit committee.

Conflicts of Interest

The officers and directors of DSEN are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by DSEN. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of DSEN or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. DSEN does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to DSEN's proposed business operations.

      The officers and directors are, so long as they are officers or directors of DSEN, subject to the restriction that all opportunities contemplated by DSEN's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to DSEN and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If DSEN or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if DSEN should decline to do so. Except as set forth above, DSEN has not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock. Reporting persons are required by Commission regulations to furnish us with copies of all
Section 16(a) forms they file.

      Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not

(cont)

aware of any person who at any time during the fiscal year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Code of Ethics

      We have adopted a code of ethics that applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer.

Indemnification of Directors and Officers.

The By-laws of DSEN state that to the extent allowed by Nevada State law, as same may be amended, and subject to the required procedure thereof, the corporation shall indemnify any person who was or is a party of is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth the aggregate cash compensation paid by DSEN for services rendered during the periods indicated to its directors and executive officers. The compensation disclosed in the compensation table is inclusive of any and all compensation paid through the parent company or the subsidiary, Datascension International, Inc.

SUMMARY COMPENSATION TABLE

                    LONG TERM  COMPENSATION
ANNUAL  COMPENSATIONAWARDS           PAYOUTS


NAME AND  		   YEAR  SALARY     BONUS            Restricted         SECURITIES UNDERLYING 		  ALL OTHER
PRINCIPAL POSITION					   Stock Award(s)	      OPTIONS (#)		COMPENSATION

Murray Conradie            2004   $150.000     0             100,000 (1)              540,000 (2)                    0
 President, CEO            2003   $150,000     0                 0                        0                          0
                           2002   $75,000      0                 0                        0                          0

David Scott Kincer         2004   $150,000   5,824           100,000 (1)              540,000 (2)                   968 (5)
          COO              2003   $150,000     0                 0                        0                          0
                           2002   $75,000      0                 0                        0                          0

Jason F. Griffith          2004   $75,000      0             50,000 (1)               270,000 (2)                    0
          CFO              2003   $61,250      0                 0                        0                          0
                           2002   $35,000      0             12,292 (3)               50,000 (4)                     0

Joseph Harmon              2004   $76,500    6,048           50,000                   135,000                     178,708 (5)
           V.P.            2003   $76,500      0                 0                        0                       180,104 (5)
                           2002   $68,750    2,500               0                        0                       141,360 (5)


   (1) DSEN granted an initial signing award to the Executive as of the Effective Date of his renewed Employment Agreement of restricted shares of DSEN's common stock under and subject to the terms and conditions of the Stock Compensation Plan (the "Stock Plan"). The Executive shall vest in 50% of such shares on the 90th day following the Effective Date and 50% on the six month anniversary of the Effective Date.
   (2) DSEN granted an option award to the Executive under the Stock Plan within 90 days of the Effective Date of his renewed Employment Agreement of a nonqualified option to purchase shares of DSEN's common stock at a per share price equal to the fair market value of the common stock on the grant date (which will be the Effective Date) and an exercise period equal to five (5) years (the "Initial Option").
   (3) Executive received 12,292 shares for unpaid salary which was converted to common stock restricted stock.
   (4) Executive granted an option award of 50,000 shares per paragraph 3.b of Employment Agreement date June 2002.
   (5)     Commissions for client contracts.

Common Stock

On December 31, 2004, 300,000 post split shares of common stock valued at $.20 per share were issued to four officers in consideration of terms under their employment agreements, which granted stock awards of common shares to certain employees. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof and/or the federal small issue exception for bonus shares of reporting companies.

On December 31, 2004, four officers were given the option to purchase additional shares of common stock for $0.30. These options do not vest until January 2005 and at such time, DSEN will recognize a compensation expense for the fair market value of those options, which is anticipated to be the fair market value of the common stock minus the exercise price of the respective options.

Employment Agreements

      Effective January 1, 2004, we entered into separate renewed employment agreements with our Chief Executive Officer, Murray N. Conradie; our Chief Operating Officer and President of Datascension International, Inc (subsidiary) David S. Kincer; our Chief Financial Officer, Jason F. Griffith and our Vice President of Datascension International, Inc (subsidiary) Joseph Harmon. The employment agreements are substantially similar and provides for the following:

      - employment as one of our executives;

      - an annual base salary  of  $150,000  with eligibility to receive annual
increases  as  determined  in the sole  discretion   of the  Board of Directors
for Mr. Conradie and Mr. Kincer;

      -  an  annual  base  salary  of $75,000 and $76,500 with  eligibility  to
receive annual increases  as  determined   in the sole  discretion of the Board
of Directors for Mr. Griffith and Mr. Harmon respectively;

      - an annual cash bonus, which will be awarded upon the achievement of specified pre-tax operating income;

      - participation in all welfare, benefit and incentive plans (including equity based compensation plans) offered to senior management;

      - a term of employment which commenced on January 1, 2004 and continues through the fifth anniversary thereof. The agreement provides that, in the event of termination by us "without cause" or by the executive for "good reason" (which includes a "Change of Control"), the executive will be entitled to receive from us:

(i) The Executive shall be entitled to a lump sum payment, within 60 days following termination of his employment, of (A) two times his then current Base Salary, plus (B) two times the average annual Incentive Bonus paid to or earned by the Executive (whichever is larger) during the three previous fiscal years during the Agreement Term or, if there have not been three previous fiscal years during the Agreement Term, such fewer number of fiscal years as shall have occurred during the Agreement Term;

           Employed 5 years or more, then 100% of (i)
           Employed 4 years or more, but less than 5 years; then 75% of (i) Employed 3 years or more, but less than 4 years; then 50% of (i) Employed 2 years or more, but less than 3 years; then 25% of (i) Employed 1 year or more, but less than 2 years; then 10% of (i) Employed less than 1 year, only what is currently due

The terms of Sections (ii), (iii) and (iv) will not be affected by length of employment of Executive. Employment with DSEN will be defined as the period Executive has been employed by DSEN or its subsidiaries.

(ii) The Executive and his eligible dependents shall be entitled to continued participation, at no cost to the Executive or his eligible dependents, in all medical, dental, vision and hospitalization insurance coverage, until the earlier of 18 months following termination of employment or the date on which he receives equivalent coverage and benefits from a subsequent employer. The time period described in this Section shall run concurrently with the COBRA rights of the Executive and his eligible dependents.

(iii) All outstanding unvested stock options granted to the Executive prior to his termination of employment shall vest, become immediately exercisable and shall expire, if not exercised, at the earlier of the third anniversary of such termination of employment or the "expiration date" set forth in the applicable stock option agreement.

(iv) All outstanding unvested restricted shares of the DSEN's stock awarded to the Executive prior to his termination of employment shall vest immediately upon the Executive's termination of employment.

The Executives have also been granted the following initial restricted stock and initial option awards as part of their Employment Agreements.

(a) Initial Restricted Stock Award. DSEN shall make an initial signing award to the Executive as of the Effective Date of restricted shares of DSEN's common stock under and subject to the terms and conditions of the Stock Compensation Plan (the "Stock Plan"). The Executive shall vest in 50% of such shares on the 90th day following the Effective Date and 50% on the six month anniversary of the Effective Date. The amounts granted under this initial restricted award are as follows:

           Murray N. Conradie     100,000 shares
           David S. Kincer        100,000 shares
           Joseph Harmon           50,000 shares
           Jason F. Griffith       50,000 shares

(b) Initial Option Award. DSEN shall make an award to the Executive under the Stock Plan within 90 days of the Effective Date of a nonqualified option to purchase shares of DSEN's common stock at a per share price equal to the fair market value of the common stock on the grant date (which will be the Effective
Date) and an exercise period equal to five (5) years (the "Initial Option"). The amounts granted under this initial option award are as follows:

           Murray N. Conradie     540,000 shares
           David S. Kincer        540,000 shares
           Jason F. Griffith      270,000 shares
           Joseph Harmon          135,000 shares

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                    Number of    Percent of total
                    Securities       Options/SARs
                   Underlying       granted to      Exercise or
                  Options/SARS  employees in   base price   Expiration
        Name       Granted       fiscal year        ($/Share)      date
   ----------     ------------    ----------------     ----------   -----------
Murray N. Conradie    540,000          36.4            $0.30       1/1/10

Scott Kincer          540,000          36.4            $0.30       1/1/10

Jason F. Griffith     270,000          18.8            $0.30       1/1/10

Joey Harmon           135,000           9.1            $0.30       1/1/10

There were no other options granted or exercised by the directors and executive officers during the year ended December 31, 2004.

Compensation cost for options granted has not been recognized in the accompanying financial statements. These options do not vest until January 2005 and at such time, DSEN will recognize a compensation expense for the fair market value of those options, which is anticipated to be the fair market value of the common stock minus the exercise price of the respective options.

Compensation of Directors

      There were no arrangements pursuant to which any director of DSEN was compensated through December 31, 2004 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as DSEN's only directors are its current executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Certain Beneficial Owners

      The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of DSEN concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of DSEN as a group, (iv) and each person known by DSEN to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The mailing address for each of the persons indicated is our corporate headquarters.

      Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Class Name and Address  of Beneficial Owner (1)Number of Shares   Percent Owned (2)

Common    Murray N. Conradie                       3,084,833*          18.98%
Common    David Scott Kincer                       2,242,167*          13.79%
Common    Jason F. Griffith                          112,292*           0.69%
Common    Joseph Harmon                              250,556*           1.54%
						------------         --------
Common    Directors as a group                     5,689,848           35.00%

Common    Edward Dale Tschiggfrie                      1,004,962*           6.18%

* Post 10 for 1 split

      The percentage ownership calculations listed above are based upon 16,257,290 shares of common stock being outstanding, and no options granted being exercised as of December 31, 2004.

Persons Sharing Ownership of Control of Shares

      Management has no knowledge of the existence of any arrangements or pledges of DSEN's securities which may result in a change in control of DSEN.

      No person, other than those individuals or persons listed above, owns or shares the power to vote ten percent (10%) or more of DSEN's securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2004, DSEN has an outstanding note payable to Murray Conradie, DSEN's CEO, in the amount of $30,688. This payable accrues interest at 1% monthly due on the first day of each month.

As of December  31, 2004, DSEN has an outstanding note payable to Scott Kincer,
DSEN's COO, in the  amount  of  $29,000.   This  payable accrues interest at 1%
monthly due on the first day of each month.

As of December 31, 2004, DSEN has an outstanding note payable to Jason Griffith, DSEN's CFO, in the amount of $350. This payable accrues interest at 1% monthly due on the first day of each month.

Other Material Transactions.

      With the exception of the above mentioned transactions, there have been no material transactions, series of similar transactions or currently proposed transactions to which DSEN or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

(2) a) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

     2.1  Plan and Articles of Merger, filed 8/23/91(1)
     2.2 Plan of Reorganization and Agreement, dated 9/20/97(1)

(3)  Articles of Incorporation & By-Laws

     3.1 Articles of Incorporation of the Company Filed August 23, 1991(1)
     3.2 Articles of Amendment filed on April 10, 1992(1)
     3.3 Certificate of Amendment of Articles of Incorporation filed on 3/3/95(1)
     3.4 By-Laws of the Company adopted August 24, 1991(1)
     3.5 Certificate of Amendment of Articles of Incorporation filed on 2/19/01
     3.6 Articles of Incorporation - Nutek Oil, Inc. (Subsidiary)
     3.7 Articles of Incorporation - Kristi and Co, Inc. (Subsidiary)
     3.8 Articles of Incorporation - SRC International, Inc. (Subsidiary)
     3.9 Articles of Incorporation - Century Innovations, Inc. (Subsidiary)
     3.10 Articles of Incorporation - Datascension International, Inc. (Subsidiary)
     3.11 Certificate of Amendment of Articles of Incorporation filed on 1/26/04

(4)  Instruments Defining the Rights of Security Holders

     4.1 Those included in exhibit 3, and sample of Stock Certificate (1)
     4.2 Preferred Stock (1)

(10) Material Contracts

     10.1  Purchase Agreement - Kristi and Co dated 1/6/00 (1)
     10.2  Agreement for Promotion and Revenue Sharing Plan, dated 9/2/99 (1)
     10.3  Purchase Agreement - Elite Fitness, dated 10/4/99 (1)
     10.4  Purchase Agreement - Patent #5833350, dated 9/15/99 (1)
     10.5  Purchase Agreement - Clock Mold, dated 4/30/99 (1)
     10.6  Plan of Purchase and Agreement, dated 11/30/97 (1)
     10.7  Transitional Employer Agreement (1)
     10.8  Lease, dated October 15, 1999 (1)
     10.9  Letter of Intent - Mineral Acres, dated 11/1/99 (1)
     10.10 Compensation Plan (1)
     10.11 Key Employees Incentive Stock Option Plan (1)
     10.12 Purchase Agreement - Kristi & Company (2)
     10.13 Blank
     10.14 Purchase Agreement - Printing Equipment (3)
     10.15 Blank
     10.16 Employment Agreement Murray N. Conradie (4)
     10.17 Employment Agreement Donald L. Hejmanowski (4)
     10.18 Employment Agreement Kristi L. Conradie (4)
     10.19 Purchase Agreement - Datascension Inc. (5)
     10.20 Employment Agreement David Scott Kincer (5)
     10.21 Certificate of Preference Rights.
     10.22 Purchase Agreement - Sin Fronteras Inc
     10.23 Press Release dated May 29, 2002
     10.24 Subscription Agreement for November 17, 2004 Funding (6)
     10.25 Form of Convertible Note - November 17, 2004 Funding (6)
     10.26 Form of Warrant - November 17, 2004 Funding (6)

(1) Previously filed as an exhibit to the Company's Form 10-SB, filed January 24, 2000.
(2) Previously filed as an exhibit to the Company's Number 1 Amendment to Form 10-SB, filed May 22, 2000.

 (3) Previously filed as an exhibit to the company's quarterly report for the period ended March 31, 2003
(4) Previously filed as an exhibit to the company's quarterly report for the period ended June 30, 2003
(5) Previously filed as an exhibit to the company's quarterly report for the period ended September 30, 2003
(6) Previously filed on Form 8-K November 23, 2004, File No. 000-29087

Exhibit 23.Consent of Experts and Counsel

     23.1  Consent of Counsel, Owen Naccarato (included in Exhibit 5.1)
     23.2  Consent of Independent Auditor Larry O'Donnell, CPA, P.C.
     23.3  Consent of Gary V. Campbell, Certified Public Accountants.

Exhibit 27.Financial Data Schedule

   27.1 Financial Data Schedule

Exhibit 31.Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

     31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.Certifications  required  by  Rule  13a-14(b)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

DSEN's report on Form 8-K dated January 26, 2004

      On January 26, 2004, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing the corporation name change from Nutek Inc. to Datascension Inc. and require a mandatory share exchange. The Amended Bylaws of the Corporation additionally require all shares include the name of the beneficial owner of the shares.

DSEN's report on Form 8-K dated February 19, 2004

      On February 19, 2004, Registrant filed a Current Report on Form 8-K, relating to a press release issued by the Registrant's subsidiary, Datascension International, announcing the receipt of a contract from Sandelman & Associates for $3.5 million.

DSEN's report on Form 8-K dated March 24, 2004

      On March 24, 2004, Registrant filed a Current Report on Form 8-K, stating that DSEN had received confirmation from the NASD that the "V" would be removed from the Registrant's stock symbol, effective March 25, 2004. All trades conducted

(cont)

while the "V" was present, that is "trading as when issued", will be expected to clear and settle by March 30, 2004. The Company's stock symbol will be DTSN and will be changed back to T+3 status effective March 25, 2004.

DSEN's report on Form 8-K dated June 21, 2004

      On June 21, 2004, Registrant filed a Current Report on Form 8-K, stating that DSEN had appointed Larry O'Donnell, CPA, P.C., as the Registrant's independent accountants for the year ending December 31, 2004. The selection of accountants was approved by the Registrant's Board of Directors. Larry O'Donnell, CPA, P.C. was engaged by the Registrant on June 18, 2004.

DSEN's report on Form 8-K dated October 22, 2004

      On October 22, 2004, Registrant filed a Current Report on Form 8-K, stating that pursuant to N.R.S. 78.060, 78.120, the Company's Board of Directors of Datascension, Inc., unanimously voted to amend the corporate bylaws to no longer require the issuance of the Registrant's common stock in beneficial holder name.

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

DSEN's report on Form 8-K dated November 4, 2004

      On November 4, 2004, Registrant filed a Current Report on Form 8-K, stating that in accordance with the previous vote by shareholders, the Board of Directors has instituted new employment contracts with the Registrants officers and directors.

      Attached to the Form 8-K are the employment contracts for Murray Conradie (its CEO), Scott Kincer (its COO), Jason Griffith (its CFO), and Joseph Harmon (its Vice President).

      The Board structured the employment contracts based on industry standard. Inclusive in the above signed agreements are an executive compensation plan which includes options, which become exercisable upon the reaching of certain milestones by the company.

DSEN's report on Form 8-K dated November 23, 2004

On November 23, 2004, Registrant filed a Current Report on Form 8-K, stating that the Registrant received funding from institutional and accredited investors with Gross proceeds of $1,875,000, with net proceeds to the Company of $1,657,500. This will be considered a debt on the company's books.

DSEN's report on Form 8-K dated November 23, 2004

On November 23, 2004, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing Robert L. Sandelman., to the board of Datascension International, Inc.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      For the fiscal years ended December 31, 2004, DSEN's principal accountant billed $15,300, for the audit of DSEN's annual financial statements and review of financial statements included in DSEN's Form 10-QSB filings. For the year ended December 31, 2003, DSEN's prior accountant billed DSEN $25,000 for the annual audit of the financial statements.

Audit-Related Fees

      For the fiscal years ended December 31, 2004 and 2003, DSEN's principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of DSEN's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

      For the fiscal years ended December 31, 2004 and 2003, DSEN's principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

      For the fiscal years ended December 31, 2004 and 2003, DSEN's principal accountant billed $0 and $0, respectively, for products and services other than those described above.

Pre-approval Policies and Procedures

      Prior to engaging DSEN's accountants to perform a particular service, DSEN's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for DSEN, approved all of the services described above prior to the services being performed.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Datascension, Inc.

                                  /s/ Scott Kincer
                                  ----------------------
                                  Scott Kincer
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ Scott Kincer
                                  -------------------
                                  Scott Kincer
                                  (Principal Financial Officer)

                                  Date: April 13, 2005

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  /s/ Scott Kincer
                                  ----------------------
                                  Scott Kincer
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ Scott Kincer
                                  -------------------
                                  Scott Kincer
                                  (Principal Financial Officer)

                                  Date: April 13, 2005