Form 10QSB
period 2005-03-31
DATASCENSION INC
filed 2005-05-16
CIK 795824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

                       Commission file number: 000-29087

                                Datascension, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                               87-0374623
------------------------                                   --------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)

145 S. State College Blvd, Suite 350, Brea, CA                 92821
-----------------------------------------------              ---------
    (Address of principal executive offices)                 (Zip Code)

                    714-482-9750 (Telephone)  714-482-9751 (Fax)
                    --------------------------------------------
                           (Issuer's telephone number)

                 6330 McLeod Drive, Suite 1, Las Vegas, NV 89120
          ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 17,232,290 outstanding, par value $.001 per share as of May 15, 2005. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of May 15, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................     4
          Balance Sheet (unaudited).................................     F1
          Statements of Operations (unaudited)......................     F2
          Statements of Cash Flows (unaudited)......................     F3
          Notes to Financial Statements.............................  F4-F7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.............................................     5

Item 3. Controls and Procedures.....................................     8


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     8

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........     8

Item 3.   Defaults upon Senior Securities...........................    10

Item 4.   Submission of Matters to a Vote of Security Holders.......    10

Item 5.   Other Information..........................................   10

Item 6.   Exhibits and Reports on Form 8-K...........................   10

Signatures...........................................................   11

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed financial statements of Datascension, Inc., ("DSEN") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

			            DATASCENSION, INC.
				CONSOLIDATED BALANCE SHEETS



ASSETS

                                                                3/31/05     12/31/04
   Current Assets:
Cash                                                            223,846      556,593
Accounts receivable                                           1,536,806    1,533,969
Prepaid expenses                                                131,671      192,185
Investment in Century Innovations                               108,469      108,469
							     ----------   ----------
   Total current assets                                       2,000,792    2,391,216

Property and Equipment, net of accumulated
   depreciation                                                 961,120      681,346

   Other Assets:
Discount on debt issuance (see notes)                         1,895,312    2,077,604
Asset held for sale (see notes)                                       -    1,015,014
Website assets, net of amortization                               4,520        4,520
Deposits                                                         21,649       25,399
Goodwill                                                      1,692,782    1,692,782
							     ----------   ----------
   Total other assets                                         3,614,263    4,815,319
							     ----------   ----------
Total Assets                                                  6,576,175    7,887,881
							     ==========   ==========

		LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                3/31/05     12/31/04
   Current Liabilities:
Accounts payable                                                133,158      135,533
Accrued expenses                                              1,081,290    1,390,880
Notes payable, related party                                     52,704       60,038
Short term notes payable                                        111,417      121,742
Current portion of long-term notes payable                      105,264      116,207
							     ----------   ----------
   Total current liabilities                                  1,483,833    1,824,400

  Long-Term Debt
Convertible debt, net of current portion                      1,938,275    1,893,750
Long-term notes payable, net of current portion                 385,700      103,548
							     ----------   ----------
  Total long-term debt                                        2,323,975    1,997,298
							     ----------   ----------
  Total Liabilities                                           3,807,808    3,821,698


   Stockholders' Equity:
  Common stock:
Common stock, $0.001 par value, 200,000,000
shares authorized; 17,207,290 shares issued,
17,111,457 outstanding at March 31, 2005                        160,825      159,875
  Additional paid-in capital-common stock                    14,803,345   14,329,295
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at March 31, 2005                            506          506
  Additional paid-in capital-preferred Series B                 481,994      481,994
  Subscriptions receivable                                    (480,000)    (119,063)
  Treasury stock, at cost; 95,833 shares at March 31, 2005    (134,388)    (134,388)
  Accumulated deficit                                      (12,063,915) (10,652,036)
							     ----------   ----------
Total stockholders' equity                                    2,768,367    4,066,183
							     ----------   ----------
Total Liabilities and Stockholders' Equity                    6,576,175    7,887,881
							     ==========   ==========

		  See accompanying notes to the financial statements

				    DATASCENSION, INC.
			   CONSOLIDATED STATEMENT OF OPERATIONS


                                                   For the         For the
                                                3 months ended  3 months ended
                                                     3/31/05       3/31/04

Revenue                                            2,055,024     2,034,455

Cost of Goods Sold                                 1,649,348     1,702,318
						  -----------   -----------
Gross Profit                                         405,676       332,137

Expenses:
Selling, general and administrative                  479,593       178,236
Depreciation                                          41,266        84,841
						  -----------   -----------
Total expenses                                       520,859       263,077

Operating Income                                   (115,183)        69,060

Other Income (Expense):
Interest income                                          220           343
Forgiveness of debt                                    2,962             -
Other income                                               -         2,185
Beneficial conversion feature on debt discount     (182,292)             -
Interest expense                                   (113,755)      (30,019)
						  -----------   -----------
Total other income                                 (292,865)      (27,491)

Net Income (loss)                                  (408,048)        41,569

Basic weighted average number
of common shares outstanding                      16,267,846   152,364,569

Diluted weighted average number
of common shares outstanding                      16,267,846   152,364,569

Basic Net Income Per Share                            (0.03)          0.00

Diluted Net Income Per Share                          (0.03)          0.00

		  See accompanying notes to the financial statements

				    DATASCENSION, INC.
			   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  For the
							     3 months   3 months
                                                               ended     ended
Cash Flows From Operating Activities:                         3/31/05   3/31/04
Net income                                                  (408,048)    41,569
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services                                             -     6,250
    Noncash expenses associated with convertible debt         155,171
Depreciation and amortization                                  41,266    84,840
 Forgiveness of debt                                          (2,962)
(Increase) Decrease in accounts receivable                    (2,837) (260,507)
Increase in inventory                                               -     1,304
Increase in prepaid expenses                                   60,514    56,612
Increase in deposits                                            3,750    23,492
Decrease in accounts payable                                  (2,375)  (18,634)
Decrease in accrued expenses                                (309,590)    37,929
							    ---------  --------
Net cash used by operating activities                       (465,111)  (27,145)

Cash Flows From Investing Activities:
(Increase) Decrease in notes receivable                             -   115,675
Purchase of property and equipment                          (279,774)         -
							    ---------  --------
Net cash used by investing activities                       (279,774)   115,675

Cash Flows From Financing Activities:
Increase in notes payable                                     260,884 (194,454)
Increase (Decrease) in related party payable                  (7,334)    10,661
Increase (Decrease) in convertible debt                        44,525         -
Change in stock subscriptions                                 114,063         -
Sale of common stock                                                -    75,000
(Decrease) Increase in line of credit                               -   (3,798)
							    ---------  --------
Net cash provided by financing activities                     412,138 (112,591)
							    ---------  --------

Net Increase in Cash                                        (332,747)  (24,061)

Balance, Beginning                                            556,593   122,891

Balance, Ending                                               223,846    98,830


Interest Paid                                                 113,755    33,672
Taxes Paid                                                          -         -


		  See accompanying notes to the financial statements

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

Recently Issued Accounting Pronouncements

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


NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment are made up of the following as of March 31, 2005:

           Equipment and machinery     $     472,500
           Office equipment                  943,096
           Leasehold improvements              9,959
           Accumulated depreciation         (464,435)
					-------------
                                       $     961,120

NOTE 4 - RECEIVABLE FROM NUTEK OIL - ASSET HELD FOR SALE

On April 14, 2005, DSEN filed a Current Report on Form 8-K, relating to the conversion of the South Texas Oil Company asset held for sale into shares in South Texas Oil Company (formerly known as Nutek Oil) and will be distributing its ownership interest in South Texas Oil Company to shareholders of DSEN.

The dividend will take the form of a dividend certificate representing restricted common stock, which will be distributed to DSEN's beneficial stockholders of record as of the record date of April 27, 2005.

The stock dividend will be distributed to owners of DSEN's common stock as of the record date in a ratio of one share of South Texas Oil Company, for approximately every 18 shares of common stock held in DSEN.

As of March 31, 2005, this amount has been removed from the books of DSEN.


NOTE 5 - STOCKHOLDERS' EQUITY

      During the three months ended March 31, 2005, DSEN issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On March 31, 2005, 500,000 shares of restricted common stock valued at $.50 per share were issued pursuant to a consulting agreement in connection with which we are to receive certain investor relations services. The shares have been issued for a two year contract which can be cancelled after the first year and 50% of the shares returned. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

      On March 31, 2005, 300,000 shares of restricted common stock valued at $.50 per share were issued pursuant to a consulting agreement in connection with which we are to receive certain investor relations services. The shares have been issued for a two year contract which can be cancelled after the first year and 50% of the shares returned. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

      On March 31, 2005, DSEN issued a $125,000 Convertible Debenture, pursuant to a Securities Purchase Agreement (the "Agreement") to the Longview Fund LP. In addition, DSEN issued a common stock purchase warrant to purchase 300,000 post reverse shares of DSEN common stock at an exercise price of $.50 per share. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment as well as accredited investors.

      On March 31, 2005, 50,000 shares of restricted common stock valued at $.50 per share were issued pursuant to a consulting agreement in connection with which we are to receive certain investor relations services. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

      On March 31, 2005, 100,000 shares of restricted common stock valued at $.50 per share were issued pursuant to an employee in connection with his employment agreement which offered the executive a 100,000 share signing bonus. The issuance of these securities was in a transaction deemed to be exempt under
Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

      All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

 - The transfer or issuance did not involve underwriters, underwriting discounts or commissions;
 - The shares were purchased for investment purposes without a view to distribution;
 -  A restriction on transfer legend was placed on all certificates issued;
 -  The distributions did not involve general solicitation or advertising; and,
 - The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. Each shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2005, the Company has an outstanding note payable to Scott Kincer, the Company's COO, in the amount of $23,000. This payable accrues interest at 1% monthly due on the first day of each month.

NOTE 7 - SUBSEQUENT EVENTS

Effective April 1, 2005, Scott Kincer, the Company's current Chief Operating Officer was appointed the Chief Executive Officer and Chairman of the Board. It is not anticipated that Mr. Kincer's employment contract will be altered or materially affected with this change.

As of April 1, 2005, the Company's corporate head office are located at 145 S. State College Blvd, Suite 350, Brea CA 92821. The new company phone number will be 714-482-9750 and 714-482-9751 (fax). This address and contact information is the current location for the Datascension International California office.


NOTE 8 - FOREIGN OPERATIONS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is a discussion of certain factors affecting DSEN's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.

Overview

      Datascension Inc, ("DSEN") through its sole subsidiary Datascension International, Inc, is engaged in data gathering and conducting outsourced market research. Its expertise is in the collection, storage, and processing of data. Datascension International's management team has over 30 years of experience in working with clients to gather the information they need to make changes or advancements to their operations. Datascension International services a variety of industries and customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to customer service, quality assurance and on-time project management.

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

Revenue Recognition.

      We recognize revenues when survey data is delivered to the client in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to approximately eight weeks. An appropriate deferral is made for direct costs related to contracts in process, and no revenue is recognized until delivery of the data has taken place. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are required to estimate contract losses, if any, and provide for such losses in the period they are determined and estimable. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed surveys to our
                                          5
customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short and no single project accounts for a significant portion of our revenue.

DSEN's website address is http://www.datascension.com.

Results of Operations

      Analysis of the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

For the three-months, ended March 31, 2005, DSEN has generated $2,055,024 in revenues compared to $2,034,455 in revenues for the three-months ended March 31, 2004, for an increase of $20,569. The increase in revenue is a result of an increase in new clients, along with an increase in our hourly billing rates.

Cost of goods sold for the three-months ended March 31, 2005 was $1,649,348 compared to $1,702,318 for the three-months ended March 31, 2004 or a decrease of $52,970. This decrease was a result of the predictive dialers previously installed which contributed to the reduced cost per revenue hour.

Total general and administrative expenses increased to $479,593 for the three-months ended March 31, 2005 from $178,236 for the three-months ended March 31, 2004, a net increase of $301,357. This increase relates to the increased management costs of $72,881, increased training costs for upcoming projects of $187,333, increase cost of insurance of $22,483, along with the professional fees involved during the winding down of operations in our Nevada office.

Depreciation expense for the three-months ended March 31, 2005 was $41,266 compared to $84,841 for the three-months ended March 31, 2004, a decrease of $43,575. The decrease resulted from the disposal and write down of assets in the fourth quarter of 2004.

Interest expense for the three-months ended March 31, 2005 was $296,047 compared to $30,019 for the three-months ended March 31, 2004 an increase of $266,028. This increase includes $182,292 of non-cash interest expense associated with the beneficial conversion feature from the financing completed in November 2004, along with the balance of the increase including the amortization of the financing costs and additional interest cost related to the purchase of predictive dialers during the previous year.


Datascension generated a net loss of $408,048 for the three months ended March 31, 2005, versus net income of $41,569 for the same period in 2004. The increase in losses of $449,617is a result of the increased costs related to the amortization of financing and discount costs of $266,028, along with the increased general and administrative costs of $301,357, coupled with minor increases in the Other Income account of $777 and a decrease of $123in interest income. For the three months ended March 31, 2005, DSEN has decreased its working capital position by a net amount of $49,857 from positive $566,816 as of December 31, 2004 to $516,959 as of March 31, 2005. This is due to a decrease in cash of $332,747 and a decrease in prepaid expenses of $60,514, an increase in accounts receivable of $2,837, while there was also a decrease in current liabilities of $340,567.

Significant Subsequent Events occurring after March 31, 2005:

      On May 3, 2005, DSEN filed a Current Report on Form 8-K, relating to the appointment of Mr. Robert Sandelman to the Board of Directors of DSEN.

Capital Resources and Liquidity

      On March 31, 2005 DSEN had total assets of $6,576,175 compared to $7,887,881 on March 31, 2004, a decrease of $1,311,706. The reason for the decrease in assets is a result of the amortization of the discount on debt issuance of $182,292, along with the distribution of the assets held for sale of $1,015,014,along with a decrease in current assets of $390,424and a decrease in deposits of $3,750. DSEN had a total stockholders' equity of $2,768,367 on March 31, 2005 compared to $4,066,183 on March 31, 2004, a decrease in equity of $1,297,816, which is in part due to the $1,015,014 distribution of the assets held for sale,along with a net change in stock subscriptions of $360,937 related to the stock for services issued on March 31, 2005, plus the net loss for the three months ended March 31, 2005 of $408,048.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On March 31, 2005 DSEN had Property and Equipment of $961,120 compared to $681,346 on March 31, 2004, or an increase of $279,774 which is a result of the purchase of predictive dialers for Datascension's call center operations.

      As discussed above DSEN intends to meet its financial needs for operations through the collection of accounts receivable and servicing of current contracts.

      DSEN's capital resources are comprised primarily of private investors, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's access to capital is always dependent upon general financial market conditions. The Registrant's capital resources are not anticipated to change materially in 2005.

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

      If DSEN needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of DSEN will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of DSEN's Common Stock. DSEN does not currently have any contractual restrictions on its ability to incur debt and, accordingly, DSEN could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants, which would restrict DSEN's operations.

Off-Balance Sheet Arrangements.

      DSEN currently does not have any off-balance sheet arrangements.

Forward-Looking Information

      This quarterly report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in
Item 2, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report. DSEN makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Controls and Procedures.

      (a) Our Chief Executive Officer (CEO) and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, concluded that the disclosure controls and procedures are effective in ensuring all required information relating to DSEN is included in this quarterly report.

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

      (b) Changes in internal controls. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      DSEN is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against DSEN. To the knowledge of management, no director, executive officer or affiliate of DSEN, any owner of record or beneficially of more than 5% of DSEN's common stock is a party adverse to DSEN or has a material interest adverse to DSEN in any proceeding.

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During the three months ended March 31, 2005, DSEN issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On March 31, 2005, 500,000 shares of restricted common stock valued at $.50 per share were issued pursuant to a consulting agreement in connection with which we are to receive certain investor relations services. The shares have been issued for a two year contract which can be cancelled after the first year and 50% of the shares returned. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

      On March 31, 2005, 300,000 shares of restricted common stock valued at $.50 per share were issued pursuant to a consulting agreement in connection with which we are to receive certain investor relations services. The shares have been issued for a two year contract which can be cancelled after the first year and 50% of the shares returned. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

      On March 31, 2005, DSEN issued a $125,000 Convertible Debenture, pursuant to a Securities Purchase Agreement (the "Agreement") to the Longview Fund LP. In addition, DSEN issued a common stock purchase warrant to purchase 300,000 post reverse shares of DSEN common stock at an exercise price of $.50 per share. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment as well as accredited investors.

      On March 31, 2005, 50,000 shares of restricted common stock valued at $.50 per share were issued pursuant to a consulting agreement in connection with which we are to receive certain investor relations services. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

      On March 31, 2005, 100,000 shares of restricted common stock valued at $.50 per share were issued pursuant to an employee in connection with his employment agreement which offered the executive a 100,000 share signing bonus. The issuance of these securities was in a transaction deemed to be exempt under
Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

      All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

 - The transfer or issuance did not involve underwriters, underwriting discounts or commissions;
 - The shares were purchased for investment purposes without a view to distribution;
 -  A restriction on transfer legend was placed on all certificates issued;
 -  The distributions did not involve general solicitation or advertising; and,
 - The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. Each shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

      (a)  Exhibit 31. Certifications  required  by Rule 13a-14(a) or Rule 15d-
14(a)

     31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

(a)   Report on Form 8-K filed January 6, 2005, item 9.01.

      On January 6, 2005, DSEN filed a Current Report on Form 8-K, pursuant to Regulation FD relating to a press release issued on January 6, 2005.

(b)   Report on Form 8-K filed March 3, 2005, item 8.01.

      On March 3, 2005, DSEN filed a Current Report on Form 8-K, relating to changes to the Board of Directors of Century Innovations, Inc. a former subsidiary of DSEN.

(c)   Report on Form 8-K filed March 8, 2005, items 5.02, 8.01 and 9.01.

      On March 8, 2005, DSEN filed a Current Report on Form 8-K, relating to the resignation of DSEN's Chief Executive Officer and Chairman of the Board, Murray Conradie and the Chief Financial Officer, Jason Griffith. DSEN additionally reported that Scott Kincer would be the Chief Executive Officer and Chairman of the Board effective April 1, 2005 including a change in DSEN's corporate address to 145 S. State College Blvd, Suite 350, Brea CA 92821.

      Pursuant to Regulation FD, the Current Report referenced a press release issued on March 3, 2005.

(d)   Report on Form 8-K filed April 14, 2005, items 8.01 and 9.01.

      On April 14, 2005, DSEN filed a Current Report on Form 8-K, relating to the conversion of the South Texas Oil Company asset held for sale into shares in South Texas Oil Company (formerly known as Nutek Oil) and will be distributing its ownership interest in South Texas Oil Company to shareholders of DSEN.

      The dividend will take the form of a dividend certificate representing restricted common stock, which will be distributed to DSEN's beneficial stockholders of record as of the record date of April 27, 2005.

      The stock dividend will be distributed to owners of DSEN's common stock as of the record date in a ratio of one share of South Texas Oil Company, for approximately every 18 shares of common stock held in DSEN.

(e)   Report on Form 8-K filed April 15, 2005, items 8.01 and 9.01.

      On April 15, 2005, DSEN filed a Current Report on Form 8-K, pursuant to Regulation FD relating to a press release issued on April 14, 2005.

(f)   Report on Form 8-K filed April 28, 2005, item 9.01.

      On April 28, 2005, DSEN filed a Current Report on Form 8-K, pursuant to Regulation FD relating to a press release issued on April 26, 2005.

(g)   Report on Form 8-K filed May 3, 2005, item 5.02.

      On May 3, 2005, DSEN filed a Current Report on Form 8-K, relating to the appointment of Mr. Robert Sandelman to the Board of Directors of DSEN.

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

                                  Date: May 15, 2005

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

                                  Date: May 15, 2005