Form 10QSB
period 2005-06-30
DATASCENSION INC
filed 2005-08-15
CIK 795824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2005

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 17,232,290 outstanding, par value $.001 per share as of August 10, 2005. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of August 10, 2005.

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.




				    DATASCENSION, INC.
				CONSOLIDATED BALANCE SHEETS


				ASSETS

							  6/30/2005	 12/31/2004
							------------	------------
Current Assets:

Cash							$     97,415 	$    556,593
Accounts receivable					   1,936,904 	   1,533,969
Prepaid expenses					      75,241 	     192,185
Investment in Century Innovations			     108,469 	     108,469
							------------	------------
   Total current assets					$  2,218,029 	$  2,391,216

Property and Equipment, net of accumulated
   depreciation						   1,040,431 	     681,346

Other Assets:

Discount on debt issuance (see notes)			   1,713,020 	   2,077,604
Asset held for sale (see notes)					   - 	   1,015,014
Website assets, net of amortization			       4,520	       4,520
Deposits						      21,649	      25,399
Goodwill						   1,692,782 	   1,692,782
							------------	------------
   Total other assets					   3,431,971 	   4,815,319
							------------	------------
Total Assets						$  6,690,431 	$  7,887,881
							============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

							  6/30/2005	 12/31/2004
							------------	------------
Current Liabilities:

Accounts payable					$    103,385 	$    135,533
Accrued expenses					   1,280,772 	   1,390,880
Notes payable, related party				      38,710	      60,038
Short term notes payable				      80,119	     121,742
Current portion of long-term notes payable		     105,264	     116,207
							------------	------------
   Total current liabilities				$  1,608,250 	$  1,824,400

Long-Term Debt
Convertible debt, net of current portion		   2,178,633 	   1,893,750
Long-term notes payable, net of current portion		     340,522 	     103,548
							------------	------------
  Total long-term debt					   2,519,155 	   1,997,298

  Total Liabilities					   4,127,405 	   3,821,698

Stockholders' Equity:

Common stock:

Common stock, $0.001 par value, 200,000,000
   shares authorized; 17,207,290 and 16,257,290 shares
   issued, 17,111,457 and 16,161,457 outstanding at
   June 30, 2005 and December 31, 2004, respectively	     160,825 	     159,875
  Additional paid-in capital-common stock		  14,803,345 	  14,329,295
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at December 31, 2004			 506	 	 506
  Additional paid-in capital-preferred Series B		     481,994	     481,994
  Subscriptions receivable				    (485,000)	    (119,063)
  Treasury stock, at cost; 95,833 at December 31, 2004	    (134,388)	    (134,388)
  Accumulated deficit					 (12,264,257)	 (10,652,036)
							------------	------------
Total stockholders' equity				   2,563,026 	   4,066,183
							------------	------------
Total Liabilities and Stockholders' Equity		$  6,690,431 	$  7,887,881
							============	============





		  See accompanying notes to the financial statements

				    DATASCENSION, INC.
			   CONSOLIDATED STATEMENT OF OPERATIONS







						  For the			 For the
					      3 months ended		      6 months ended
					6/30/2005	6/30/2004	6/30/2005	6/30/2004
					---------------------------	---------------------------


Revenue	 				$ 2,577,701	$ 2,245,000 	$  4,632,725 	$ 4,279,455

Cost of Goods Sold			  2,075,904 	  1,724,903 	   3,725,252 	  3,427,221
					-----------	-----------	------------	-----------
Gross Profit				    501,797 	    520,097 	     907,473 	    852,234

Expenses:
Selling, general and administrative	$   368,187 	$   464,453 	$    847,780 	$   642,689
Depreciation				     45,731 	     85,646 	      86,997 	    170,487
					-----------	-----------	------------	-----------
Total expenses				    413,918 	    550,099 	     934,777 	    813,176
					-----------	-----------	------------	-----------
Operating Income			     87,879 	    (30,002)	     (27,304)	     39,058

Other Income (Expense):
Interest income					109	 	 62	 	 329	 	405
Forgiveness of debt				  -	 	  -	       2,962	 	  -
Other income				      3,382	      2,699 	       3,382	      4,884
Beneficial conversion feature on
  debt discount				   (182,292)		  -	    (364,584)		  -
Interest expense			   (109,419)	    (18,049)	    (223,174)	    (48,068)
					-----------	-----------	------------	-----------
Total other income			   (288,220)   	    (15,288)	    (581,085)	    (42,779)
					-----------	-----------	------------	-----------
Net Income (loss)			$  (200,341)	$   (45,290)	$  (608,389)	$    (3,721)
					===========	===========	============	===========

Basic weighted average number
of common shares outstanding		 17,207,290 	153,411,684 	  16,732,290 	152,891,019
					===========	===========	============	===========
Diluted weighted average number
of common shares outstanding		 17,207,290 	153,411,684 	  16,732,290 	152,891,019
					===========	===========	============	===========
Basic Net Income Per Share		$    (0.012)	$    (0.000)	$     (0.036)	$    (0.000)
					===========	===========	============	===========
Diluted Net Income Per Share		$    (0.012)	$    (0.000)	$     (0.036)	$    (0.000)
					===========	===========	============	===========




		  See accompanying notes to the financial statements

				    DATASCENSION, INC.
			   CONSOLIDATED STATEMENT OF CASH FLOWS

							      For the 6 months
							6/30/2005	 6/30/2004
							-----------	 ----------
Cash Flows From Operating Activities:
Net income						$  (608,389)	 $   (3,721)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services	 					  -	     44,000
    Noncash expenses associated with convertible debt	    337,463	 	  -
Depreciation and amortization				     86,997 	    170,486
 Forgiveness of debt					     (2,962)		  -
(Increase) Decrease in accounts receivable		   (402,935)	   (359,064)
Increase in inventory						  -	      1,892
Increase in prepaid expenses				    116,944	     55,935
Increase in deposits					      3,750 	     23,492
Decrease in accounts payable				    (32,147)	    (79,293)
Decrease in accrued expenses				   (110,108) 	     55,387
							-----------	 ----------
Net cash used by operating activities			$  (611,387)	 $  (90,886)

Cash Flows From Investing Activities:
(Increase) Decrease in notes receivable				  - 	    141,889
Purchase of property and equipment			   (404,816)	     (4,386)
							-----------	 ----------
Net cash used by investing activities			   (404,816)	    137,503

Cash Flows From Financing Activities:
Increase in notes payable				    184,408 	   (178,100)
Increase (Decrease) in related party payable		    (21,328)	     10,661
Increase (Decrease) in convertible debt			    284,883	 	  -
Increase (Decrease) in stock subscriptions		    109,063	 	  -
Issuance of common stock					  - 	     75,000
(Decrease) Increase in line of credit				  - 	     (3,948)
							-----------	 ----------
Net cash provided by financing activities		    557,026 	    (96,387)
							-----------	 ----------
Net Increase in Cash					   (459,178)	    (49,770)

Balance, Beginning					    556,593 	    122,891
							-----------	 ----------
Balance, Ending	 					$    97,415 	 $   73,121
							===========	 ==========

Interest Paid	 					$    18,049 	 $   48,068
							===========	 ==========
Taxes Paid	 					$	  - 	 $	  -
							===========	 ==========






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

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment are made up of the following as of June 30, 2005:

           Equipment and machinery     $     472,500
           Office equipment                1,068,138
           Leasehold improvements              9,959
           Accumulated depreciation         (510,165)
                                       -------------
                                       $   1,040,431

The company purchased predictive dialers for a total cost of $125,000 during the three months ended June 30, 2005.


NOTE 4 - NOTES PAYABLE

During the three months ended June 30, 2005, the Company received $200,000 in the form of a convertible note. This amount was issued pursuant to the same terms of the prior funding of November 2004. Interest is accruing on the note at prime + 3%.

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2005, DSEN did not issue or sell any stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2005, the Company has  an   outstanding  note  payable  to Scott
Kincer, the Company's COO, in the amount of $18,000. This payable accrues interest at 1% monthly due on the first day of each month.

NOTE 7 - FOREIGN OPERATIONS

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

Results of Operations

      Analysis of the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004.

For the three-months, ended June 30, 2005, DSEN has generated $2,577,701 in revenues compared to $2,245,000 in revenues for the three-months ended June 30, 2004, for an increase of $332,701. The increase in revenue is a result of an increase in new clients, and an increase in our hourly billing rates.

Cost of goods sold for the three-months ended June 30, 2005 was $2,075,904 compared to $1,724,903 for the three-months ended June 30, 2004 or an increase of $351,001. This increase is a result in an increased cost of payroll, along with an increase in work with clients.

Total general and administrative expenses decreased to $368,187 for the three-months ended June 30, 2005 from $464,453 for the three-months ended June 30, 2004, a net decrease of $96,266. This decrease is related to the reduced overhead in California and due to the winding down of the Nevada office.

Depreciation expense for the three-months ended June 30, 2005 was $45,731 compared to $85,646 for the three-months ended June 30, 2004, a decrease of $39,915. The decrease resulted from the disposal and write down of assets in the fourth quarter of 2004.

Interest expense for the three-months ended June 30, 2005 was $291,711 compared to $18,049 for the three-months ended June 30, 2004 an increase of $273,662. This increase includes $182,292 of non-cash interest expense associated with the beneficial conversion feature from the financing completed in November 2004, along with the balance of the increase including the amortization of the financing costs and additional interest cost related to the purchase of predictive dialers.

Datascension generated a net loss of $200,341 for the three months ended June 30, 2005, versus net loss of $45,290 for the same period in 2004. The increase in losses of $155,051 is a result of the amortization of financing and discount costs. For the three months ended June 30, 2005, DSEN has increased its working capital position by a net amount of $42,963 from positive $566,816 as of December 31, 2004 to $609,779 as of June 30, 2005. This is due to a decrease in cash of $459,178, with a corresponding increase in accounts receivable of $402,935 and a decrease in prepaid expenses of $116,944, while there was also a decrease in current liabilities of $216,150.

Significant Subsequent Events occurring after June 30, 2005:

      None.

Capital Resources and Liquidity

Liquidity

Management believes that its current client contracts and receivables will meet its minimum general and administrative cost requirements and provide the basic liquidity Datascension needs to operate at current levels over the next twelve months. However, additional funding will be needed to cover the expenses over the next several months related to the expansion of our facilities and hiring and training of new employees.

For the three months ended June 30, 2005, DSEN has increased its working capital position by a net amount of $42,963 from positive $566,816 as of December 31, 2004 to $609,779 as of June 30, 2005. This is due to a decrease in cash of $459,178, with a corresponding increase in accounts receivable of $402,935 and a decrease in prepaid expenses of $116,944, while there was also a decrease in current liabilities of $216,150.

Capital Resources

    The Registrant's capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of Datascension's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. Datascension's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies.

      On June 30, 2005 DSEN had total assets of $6,690,431 compared to $7,764,992 on June 30, 2004, a decrease of $1,074,561. The reason for the decrease in assets is a result of the amortization of the discount on debt issuance of $182,292, along with the conversion and distribution of the DSEN's loan to Nutek Oil, Inc of $1,015,014 and write down of assets at year end 2004. DSEN had a total stockholders' equity of $2,563,026 on June 30, 2005 compared to $6,297,406 on June 30, 2004, a decrease in equity of $3,734,380, which is in part due to the $1,015,014 conversion and distribution of the DSEN's loan to Nutek Oil, Inc., along with the net loss for the six months ended June 30, 2005 of $608,389.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On June 30, 2005 DSEN had Property and Equipment of $1,040,431 compared to $1,846,281 on June 30, 2004, or a decrease of $805,850 which is a result of the write off of property and equipment at the end of 2004, along with a offsetting purchase of predictive dialers during the 6 months ended June 30, 2005.


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

Reports on Form 8-K

      (a) Report on Form 8-K filed April 14, 2005, items 8.01 and 9.01.

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

      (b) Report on Form 8-K filed April 15, 2005, items 8.01 and 9.01.

      On April 15, 2005, DSEN filed a Current Report on Form 8-K, pursuant to Regulation FD relating to a press release issued on April 14, 2005.

      (c) Report on Form 8-K filed April 28, 2005, item 9.01.

      On April 28, 2005, DSEN filed a Current Report on Form 8-K, pursuant to Regulation FD relating to a press release issued on April 26, 2005.

      (d) Report on Form 8-K filed May 3, 2005, item 5.02.

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

                                  Date: August 12, 2005

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

                                  Date: August 12, 2005