Form 10QSB
period 2005-09-30
DATASCENSION INC
filed 2005-11-21
CIK 795824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2005

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

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 17,232,290 outstanding, par value $.001 per share as of November 21, 2005. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of November 21, 2005.

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
          Notes to Financial Statements............................. F4-F10

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.






                        ASSETS

                                                         9/30/05     12/31/04
   CURRENT ASSETS:
Cash                                                       $203,724     $556,593
Accounts receivable                                       1,519,526    1,533,969
Prepaid expenses                                             18,810      192,185
Investment in Century Innovations                           108,469      108,469
							-----------   ----------
   TOTAL CURRENT ASSETS                                  $1,850,529   $2,391,216

Property and Equipment, net of accumulated
   depreciation                                             995,543      681,346

   OTHER ASSETS:
                                                                  -    1,346,145
Asset held for sale (see notes)                                   -    1,015,014
Website assets, net of amortization                           4,520        4,520
Deposits                                                     20,249       25,399
Goodwill                                                  1,692,782    1,692,782
							-----------   ----------
   TOTAL OTHER ASSETS                                     1,717,551    4,083,860

TOTAL ASSETS                                             $4,563,623   $7,156,422
							===========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         9/30/05     12/31/04
   CURRENT LIABILITIES:
Accounts payable                                            $81,211     $135,533
Accrued expenses                                          1,383,272    1,390,880
Notes payable, related party                                 21,000       60,038
Short term notes payable                                     65,101      121,742
Current portion of long-term notes payable                        -      116,207
							-----------   ----------
   TOTAL CURRENT LIABILITIES                             $1,550,584   $1,824,400

  LONG-TERM DEBT
Convertible debt, net of current portion                    931,970       77,344
Derivative liability                                        735,921    3,017,222
Warrant liability                                           507,977    1,785,877
Long-term notes payable, net of current portion             278,178      103,548
							-----------   ----------
  TOTAL LONG-TERM DEBT                                    2,454,046    4,983,991

  TOTAL LIABILITIES                                       4,004,630    6,808,391

   STOCKHOLDERS' EQUITY:
  Common stock:
Common stock, $0.001 par value, 200,000,000
  shares authorized; 17,232,290 and 16,257,290 shares
  issued, 17,111,457 and 16,161,457 outstanding at
  September 30, 005 and December 31, 2004, respectively     160,825      159,875
  Additional paid-in capital-common stock                11,503,345   11,029,295
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at December 31, 2004                     506          506
  Additional paid-in capital-preferred Series B             481,994      481,994
  Subscriptions receivable                                (475,000)    (119,063)
  Treasury stock, at cost; 95,833 at December 31, 2004    (134,388)    (134,388)
  Accumulated deficit                                  (10,978,290) (11,070,189)
							-----------   ----------
TOTAL STOCKHOLDERS' EQUITY                                  558,993      348,031
							-----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $4,563,623   $7,156,422
							===========   ==========

		The accompanying notes to the financial statements should be read in conjunction with the above financial statements.


                                      FOR THE       FOR THE       FOR THE       FOR THE
                                   3 MONTHS ENDED3 MONTHS ENDED9 MONTHS ENDED9 MONTHS ENDED
                                      9/30/05       9/30/04       9/30/04       9/30/05

REVENUE                                $2,365,454    $2,101,033    $6,380,488    $6,864,011

COST OF GOODS SOLD                      2,127,257     1,663,996     5,091,217     5,718,341
				       ----------    ----------    ----------    ----------

GROSS PROFIT                              238,197       437,037     1,289,271     1,145,670

EXPENSES:
Selling, general and administrative      $560,697      $371,393    $1,014,082    $1,409,080
Depreciation                               44,888        85,646       256,133       131,885
				       ----------    ----------    ----------    ----------
TOTAL EXPENSES                            605,585       457,039     1,270,215     1,540,965

OPERATING INCOME                        (367,388)      (20,002)        19,056     (395,295)

OTHER INCOME (EXPENSE):
Interest income                               281            61           466           610
Forgiveness of debt                             -        54,039        54,039         2,962
Other income                                3,000         3,250         5,435         6,382
Interest expense                          (64,671)      (20,697)      (68,765)     (287,242)
Other Income (Expense) from convertible    33,199             -             -     2,298,958
Interest (expense) from convertible      (176,755)            -             -      (530,645)
Other income                                    -             -         2,699             -
				       ----------    ----------    ----------    ----------
TOTAL OTHER INCOME                      (204,946)        36,653       (6,126)     1,491,025

NET INCOME (LOSS)                      $(572,334)       $16,651       $12,930    $1,095,730

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING           17,207,290    15,944,790    15,510,066    17,099,415

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING           28,617,290    15,944,790    15,510,066    28,390,550

BASIC NET INCOME PER SHARE               $(0.033)        $0.001        $0.001        $0.064

DILUTED NET INCOME PER SHARE             $(0.020)        $0.001        $0.001        $0.039


		The accompanying notes to the financial statements should be read in conjunction with the above financial statements.


						 For the 9 months ended
						    9/30/05    9/30/04

Cash Flows From Operating Activities:
Net income					  $1,095,730   $12,930
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services				           -    44,000
Depreciation and amortization			     131,885   256,132
 (Decrease) in asset held for sale		   1,015,014         -
 Distribution of asset held for sale		 (1,003,831)         -
(Increase) Decrease in accounts receivable	      14,443 (212,093)
Increase in inventory				           -     1,946
Increase in prepaid expenses			     173,375  (46,326)
Increase in deposits				       5,150    23,492
Decrease in accounts payable			    (54,322)  (49,595)
Decrease in accrued expenses			     (7,608)    60,629
						------------ ---------
Net cash used by operating activities		  $1,369,836   $91,115

Cash Flows From Investing Activities:
(Increase) Decrease in notes receivable		           -   167,294
Purchase of property and equipment		   (446,082)  (12,897)
						------------ ---------
Net cash used by investing activities		   (446,082)   154,397

Cash Flows From Financing Activities:
Increase in notes payable			       1,782 (341,121)
Increase (Decrease) in related party payable	    (39,038)         -
Increase (Decrease) in convertible debt		     854,626         -
Increase (Decrease) in stock subscriptions	     119,063         -
Cash in distributed subsidiary			                10,661
Issuance of common stock			           -   100,306
Change in warrant liability			 (1,277,900)         -
Change in derivative liability			 (2,281,301)         -
Change in call option value			   1,346,145         -
(Decrease) Increase in line of credit		           -   (3,948)
						------------ ---------
Net cash provided by financing activities	 (1,276,623) (234,102)
						------------ ---------
Net Increase in Cash				   (352,869)    11,410

Balance, Beginning				     556,593   122,891
						------------ ---------
Balance, Ending					    $203,724  $134,301
						============ =========

Interest Paid					    $287,242   $68,765
Taxes Paid					          $-        $-




		The accompanying notes to the financial statements should be read in conjunction with the above financial statements.


                              DATASCENSION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Datascension, Inc. (formerly known as Nutek, Inc.) was incorporated in August 1991 under the laws of the State of Nevada as Nutek, Inc. (the "Company") and is engaged in the market research industry.

Datascension International, Inc. and related assets were purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascension International, Inc. is a data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascension International, Inc. expanded operations into Costa Rica.

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2005, and for all periods resented not misleading have been made. The results of operations for the period ended September 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

NOTE 3 - PROPERTY AND EQUIPMENT

 Property and equipment are made up of the following as of September 30, 2005:

      Equipment and machinery      $     472,500
      Office equipment                 1,068,138
      Leasehold improvements               9,959
      Accumulated depreciation          (555,053)
                                    -------------
                                   $     995,543

The company purchased predictive dialers for a total cost of $125,000 during the three months ended June 30, 2005.

NOTE 4 - NOTES PAYABLE

NOTES PAYABLE - $200,000, MAY 2005

On May 18, 2005, the company received $200,000 in the form of a promissory note at 12% per year. The note does not specify a term for when it is due.

NOTES PAYABLE - $1,875,000, NOVEMBER 2004

In November 2004, the Company issued $1,875,000 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 3,125,000 shares of common stock at a per share purchase price of $0.30 per share.

The Notes accrue interest at a rate of prime + 3% per annum. The Notes are due and payable in November 2007. The convertible note and warrant documents were filed in an 8-K by the Company on November 23, 2004. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on November 23, 2004.

Interest payable on this Note shall accrue at the "prime rate" published in The Wall Street Journal from time to time, plus three percent (3%). The interest rate shall be increased or decreased as the case may be for each increase or decrease in the prime rate in an amount equal to such increase or decrease in the prime rate; each change to be effective as of the day of the change in such rate. The Interest Rate shall not be less than eight percent (8%). Interest shall be calculated on the basis of a 360 day year. Interest on the Principal Amount shall be payable monthly, in arrears, commencing the first day of the month after 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a "Repayment Date") and on the Maturity Date, whether by acceleration or otherwise.

Amortizing payments of the outstanding Principal Amount of this Note shall commence on the first (1st) Repayment Date and shall recur on each succeeding Repayment Date thereafter until the Principal Amount has been repaid in full, whether by the payment of cash or by the conversion of such principal into Common Stock pursuant to the terms of the note. On each Repayment Date, the Company should make payments to the Holder in the amount of one- thirty-second (1/32nd) of the initial Principal Amount (the "Monthly Principal Amount"), together with any accrued and unpaid interest then due on such portion of the Principal Amount plus any and all other amounts which are then owing under this Note that have not been paid (the Monthly Principal Amount, together with such accrued and unpaid interest and such other amounts, collectively, the "Monthly Amount"). Any Principal Amount that remains outstanding on the Maturity Date shall be due and payable on the Maturity Date.

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the Note shall automatically be increased by two percent (2%) per month, and all outstanding obligations under this Note, including unpaid interest, shall continue to accrue interest from the date of such Event of Default at such interest rate applicable to such obligations until such Event of Default is cured or waived.

The Holder shall convert into shares of Common Stock all at the Fixed Conversion Price or the maximum portion of the Monthly Amount due on each Repayment Date provided that the average closing price of the Common Stock as reported by Bloomberg, L.P. on the Principal Market (as defined below) for the twenty (20) consecutive trading days immediately preceding such Repayment Date shall be greater than or equal to 15% above the Fixed Conversion Price ("Conversion Criterion"). The Monthly Amount due on a Repayment Date that the Holder has not been able to convert into shares of Common Stock due to failure to meet the Conversion Criterion shall be paid by the Borrower at the Borrower's election (i) in cash at the rate of 104% of such Monthly Amount otherwise due on such Repayment Date within three (3) business days of the applicable Repayment Date, or (ii) in registered, unlegended, free- trading Common Stock at an applied conversion rate equal to eighty-five percent (85%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding such Repayment Date.

Call Option - The Company will have the option of prepaying the outstanding Principal Amount ("Optional Redemption"), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon

Holder's Conversion Rights. The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of this Note, together with interest and fees due hereon, into shares of Common Stock.

The $1,875,000 in proceeds from the financing transaction were allocated to the conversion option, call option and to the warrants based upon their fair values. After the latter allocations, there was no remaining value to be allocated to the Note on the financial statements. The company took a charge to interest expense for $330,398 related to the amount of the liabilities over the proceeds from the debt.

The debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the years ended December 31, 2004 and 2003, the Company accreted $58,594 and $0, respectively, of debt discount related to the Notes. For the nine months ended September 30, 2005, the Company accreted $510,074 of the debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2004, had increased to a fair value of $1,785,877, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, which resulted in an "other expense" item of $849,163 on the Company's books. For the nine months ended September 30, 2005, the warrant derivative liability had decreased to a value of $474,525, due in part to a decrease in the market value of the Company's common stock to $0.40 from $0.65 at December 31, 2004, which resulted in an "other income" item of $1,311,352 for the nine months ended September 30, 2005.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.


HOLDER'S CONVERSION RIGHT

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The holder's conversion right represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (11/11/2004), the holder's conversion right had an estimated initial fair value of $1,409,649, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the holder's conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the holder's conversion right at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the holder's conversion right of approximately $1,607,573. At December 31, 2004, the estimated fair value of the holder's conversion right was approximately $3,017,222. For the nine months ended September 30, 2005, the estimated value of the holder's conversion right decreased to $723,903, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the holder's conversion right of $2,293,319 for the nine months ended September 30, 2005.

The recorded value of the holder's conversion right related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock.

COMPANY'S CALL OPTION ON DEBT

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

The company's call option represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (11/11/2004), the company's call option had an estimated initial fair value of $140,965, which was recorded as a asset on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the company's call option will be adjusted to fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the holder's conversion right at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the company's call option of approximately $1,205,180. At December 31, 2004, the estimated fair value of the company's call option was approximately $1,346,145. For the nine months ended September 30, 2005, the estimated value of the company's call option decreased to $0, thus the company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of the company's call option of $1,346,145 for the nine months ended September 30, 2005.

The recorded value of the company's call option related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock.

NOTES PAYABLE - $125,000, MARCH 2005

In March 2005, the Company issued $125,000 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 300,000 shares of common stock at a per share purchase price of $0.50 per share. The Warrants shall be exercisable until five (5) years after the Issue Date of the Warrants.

The Notes accrue interest at a rate 12% per annum. The Notes are due and payable in March 2007.

Interest shall be calculated on the basis of a 360 day year. Interest on the Principal Amount shall be payable monthly, in arrears, commencing the first day of the month after 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a "Repayment Date") and on the Maturity Date, whether by acceleration or otherwise.

Call Option - The Company will have the option of prepaying the outstanding Principal Amount ("Optional Redemption"), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon

Holder's Conversion Rights. The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of this Note, together with interest and fees due hereon, into shares of Common Stock.

The $125,000 in proceeds from the financing transaction were allocated to the conversion option, call option and to the warrants based upon their fair values. After the latter allocations, the company allocated $39,098 to the carrying value of the debt. That debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the nine months ended September 30, 2005, the Company accreted $20,571 of the debt discount related to the Notes.



WARRANTS ISSUED

The estimated fair value of the 300,000 warrants at issuance (3/31/2005) was $56,785 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at March 31, 2005, the company used the closing price of $0.50 and the exercise price of $0.50. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the nine months ended September 30, 2005, the warrant derivative liability had decreased to a value of $33,452, due in part to a decrease in the market value of the Company's common stock to $0.32 from $0.50 at March 31, 2005, which resulted in an "other income" item of $23,333.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

HOLDER'S CONVERSION RIGHT

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The holder's conversion right represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (3/31/05), the holder's conversion right had an estimated initial fair value of $29,117, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the holder's conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the holder's conversion right at March 31, 2005, the company used the closing price of $0.50 and the exercise price of $0.50. For the nine months ended September 30, 2005, the estimated value of the holder's conversion right decreased to $12,018, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the holder's conversion right of $17,099.

The recorded value of the holder's conversion right related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock.

COMPANY'S CALL OPTION ON DEBT

Pursuant to the terms of the Notes, the Company has the ability to The Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

The company's call option represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (3/31/2005), the company's call option had an asset value of $0. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the company's call option will be adjusted to fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the holder's conversion right at March 31, 2005, the company used the closing price of $0.50 and the exercise price of $0.50. For the nine months ended September 30, 2005, the estimated value of the company's call option was still $0, thus no adjustment was made to add the asset to the balance sheets.

The recorded value of the company's call option related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock.

NOTE 5 - RECEIVABLE FROM NUTEK OIL - ASSET HELD FOR SALE

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

On December 31, 2004 the company reviewed any need for impairment of assets per SFAS 144. A loan is considered impaired if it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. In evaluating the impairment of the assets of the company at year end, the company considered, among other items, (1) materiality of the asset, (2) previous loss experience, and (3) assets that are not readily marketable or susceptible to decline in value.

After discussions with the Board and with the management of both Datascension, and Nutek Oil, it was determined to be in the best interest of the Company and shareholders for the note to be converted to stock and distributed to the shareholders.

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

The stock of Nutek Oil traded over $1.00 during the week of the conversion to settle the debt owed to Datascension. The stock has since traded as high as $1.25. Management felt strongly that the shareholders and company were never at risk of losing the value of the receivable. When Datascension made the agreement to convert the receivable into the stock of Nutek Oil, it was agreed to be converted at the $1,015,014 value of stock. The number of shares (957,349) was only later determined based on the then average price of $1.06. Management did not feel there was a risk of shareholders receiving less than full credit for the value of the note.

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2005, DSEN issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

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

On March 31, 2005, DSEN issued a $125,000 Convertible Debenture, pursuant to a Securities Purchase Agreement (the "Agreement") to the Longview Fund LP. In addition, DSEN issued a common stock purchase warrant to purchase 300,000 post reverse shares of DSEN common stock at an exercise price of $.50 per share. The issuance of these securities was in a transaction deemed to be exempt under
Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment as well as accredited investors. (See Note 4)

On March 31, 2005, 50,000 shares of restricted common stock valued at $.50 per share were issued pursuant to a consulting agreement in connection with which we are to receive certain investor relations services. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2005, the Company has an outstanding note payable to Scott Kincer, the Company's COO, in the amount of $9,000. This payable accrues interest at 1% monthly due on the first day of each month.

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

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

The company is currently evaluating the requirements to possibly restate the financial statements for the year ended December 31, 2004, as well as for the 1st and 2nd quarter filing for 2005. The reason for this restatement is due to the company's revised valuation and treatment of the convertible debt, warrants, and derivative liabilities related to the November 2004 and March 2005 convertible debt.

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

Results of Operations

      Analysis of the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.

For the three-months, ended September 30, 2005, DSEN has generated $2,365,454 in revenues compared to $2,101,033 in revenues for the three-months ended September 30, 2004, for an increase of $264,421. The increase in revenue is a result of an increase in new clients, and an increase in our hourly billing rates.

Cost of goods sold for the three-months ended September 30, 2005 was $2,127,257 compared to $1,663,996 for the three-months ended September 30, 2004 or an increase of $463,261. This increase is a result in an increased cost of payroll, along with an increase in work with clients.

Total general and administrative expenses increased to $560,697 for the three-months ended September 30, 2005 from $371,393 for the three-months ended September 30, 2004, a net increase of $189,304. This increase is related to the increased insurance costs, travel expenses and administrative overhead costs.

Depreciation expense for the three-months ended September 30, 2005 was $44,888 compared to $85,646 for the three-months ended September 30, 2004, a decrease of $40,758. The decrease resulted from the disposal and write down of assets in the fourth quarter of 2004.

Interest expense for the three-months ended September 30, 2005 was $64,671 compared to $20,697 for the three-months ended September 30, 2004 an increase of $43,974. This increase is due to the amortization of the financing costs and additional interest cost related to the purchase of predictive dialers.

Datascension generated a net loss of $572,334 for the three months ended September 30, 2005, versus net income of $16,651 for the same period in 2004. The increase in losses of $588,985 is a result of the increased payroll costs, as well as the increased expenses related to the value of the derivative liabilities associated with the convertible financing the company received in November 2004, and March 2005. For the nine months ended September 30, 2005, DSEN has decreased its working capital position by a net amount of $266,871 from positive $566,816 as of December 31, 2004 to $299,945 as of September 30, 2005. This is due to a decrease in cash of $352,869, as well as a decrease in accounts receivable of $14,443 and a decrease in prepaid expenses of $173,375, while there was also a decrease in current liabilities of $273,816.

Significant Subsequent Events occurring after September 30, 2005:

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

For the nine months ended September 30, 2005, DSEN has decreased its working capital position by a net amount of $266,871 from positive $566,816 as of December 31, 2004 to $299,945 as of September 30, 2005. This is due to a decrease in cash of $352,869, as well as a decrease in accounts receivable of $14,443 and a decrease in prepaid expenses of $173,375, while there was also a decrease in current liabilities of $273,816.

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

      On September 30, 2005 DSEN had total assets of $4,563,623 compared to $7,678,870 on September 30, 2004, a decrease of $3,115,247. The reason for the decrease in assets is a result of the decrease in prepaid expenses of $218,366, an increase in accounts receivable of $233,055, an increase in cash of $69,423, as well as a decrease in deposits of $8,151, and a decrease in website assets of $25,070, along with the write down of assets at year end 2004. DSEN had a total stockholders' equity of $558,993 on September 30, 2005 compared to $6,262,797 on September 30, 2004, a decrease in equity of $5,703,804, which is in part due to the $1,015,014 conversion and distribution of the DSEN's loan to Nutek Oil, Inc., the write down of discontinued operations of $1,731,001, as well as the distribution of the Company's ownership in Century Innovations of $976,221.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On September 30, 2005 DSEN had Property and Equipment of $995,543 compared to $1,769,148 on September 30, 2004, or a decrease of $773,605 which is a result of the write off of property and equipment at the end of 2004, along with a offsetting purchase of predictive dialers during the 9 months ended September 30, 2005.

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

None

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

                                  Date: November 21, 2005

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

                                  Date: November 21, 2005