Form 10KSB/A
period 2004-12-31
DATASCENSION INC
filed 2006-02-08
CIK 795824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $8,471,440 for the fiscal year ended December 31, 2004.

      Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $10,320,842.

      As of February 8, 2006,the issuer had 17,232,290 shares of common stock outstanding.

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

Intangible Assets

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has determined that the assets in the company determined to be discontinued operations should be impaired. The respective assets have been written down. See Note 13 Discontinued Operations.

Convertible Debt Financing and Derivative Liabilities

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the company has reviewed the terms of its existing convertible debt financing and the holder's conversion right provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. Because the terms of the 2004 convertible note require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. Were the 2004 convertible notes to not have contained those terms or even if the 2004 transaction were not entered into, it may alter the treatment any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled. (See Convertible Debt Notes to Financial Statements for more information)

During the year ended December 31, 2004, we recorded an aggregate other expense item of $2,489,116, of which, $1,639,953 (expense) and $849,163 (expense) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability. During the year ended December 31, 2003, there was no income or expense items related to convertible debt as there was none outstanding.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants. Additional details of the convertible notes are included in our notes to the financial statements.

Asset valuation.

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

As of the December 31, 2004, the value of the loan to be converted was $1,015,014 and was classified on the balance sheet of the Company as an Asset Held For Sale.

The stock of Nutek Oil traded over $1.00 during the week of the conversion to settle the debt owed to Datascension. Management feels strongly that the shareholders and company were never at risk of losing the value of the receivable. When Datascension made the agreement to convert the receivable into the stock of Nutek Oil, it was agreed to be converted at the $1,015,014 value of stock. The number of shares was only later determined based on the then average price of $1.06.

Pursuant to the company's review of APB 29, par. 25, "the determination of value of non-monetary transactions should be determined by referring to estimated realizable values in cash transactions of the same or similar assets, quoted market prices, independent appraisals, estimated fair values of assets or services received in exchange, and other available evidence." Management feels the valuation is correct due to the quoted market prices at the time of the transaction and estimated fair value of assets received. The note was derived upon the sale of assets to Nutek Oil and then the note was settled by common stock worth that same amount.

A total of $1,015,014 worth of securities is to be issued to settle the debt. Full credit for the value of $1,015,014 is to be received as it is to be settled with an equity equivalent to the full value of the note, so management does not feel there is any risk to shareholders or the company, nor was it deemed necessary for there to be a need to impair the receivable. The 5 day average was used to determine the price for the settlement of the note receivable, this average was $1.06. Since the note was settled with stock and the trading price of the stock was over $1.06, the company chose $1.06 as the conversion amount to use, and thus the 957,349 shares to be issued was based on that amount.

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

YEAR ENDED  DECEMBER  31,  2004  COMPARED TO YEAR ENDED DECEMBER 31,
2003

       Analysis of the calendar year ended December 31, 2004 compared to the calendar year ended December 31, 2003. The company has restated its year ended December 31, 2004 and 2003 financial statements.

      For the calendar year, ended December 31, 2004, DSEN has generated $8,471,440 in revenues compared to $7,057,087 in revenues for the period ended December 31, 2003, for an increase of $1,414,353. The increase in revenue is a result of an increase in new clients, along with an increase in our hourly billing rates.

      Cost of goods sold for the year ended December 31, 2004 was $7,071,784 compared to $4,039,344 for the period ended December 31, 2003 or an increase of $3,032,440. This increase consists of the following: approximately $2,878,000 increase related to direct payroll costs due to an increase in the cost per hour of employees and increase in revenue / hourly billings, there was a corresponding increase in the cost of goods sold, with an additional increase in direct licensing fees of $128,795 and increases in discounts to clients of $25,526.

Total operating expenses decreased to $3,030,051 for the calendar year ended December 31, 2004 from $3,311,665 for the calendar year ended December 31, 2003, a net decrease of $281,614. The decrease in expenses was a result of the productivity increases in personnel as well as reduction in overhead for the company.

      Depreciation and amortization expense for the calendar year ended December 31, 2004 was $270,893 compared to $340,231 for the calendar year ended December 31, 2003, a decrease of $69,338. The decrease resulted from the disposal and write down of assets in the fourth quarter of 2004.

       Interest expense for the calendar year ended December 31, 2004 was $216,507 compared to $97,728 for the calendar year ended December 31, 2003 an increase of $118,779 which was a result of additional interest cost related to the purchase of predictive dialers and the interest associated with the convertible debt.

Forgiveness of debt for the year ended December 31, 2004 was $55,000 compared to $99,274 for the same period prior year or a decrease of $44,274. The decrease was a result of most of the debts with negotiated settlements occurred in 2003 with the remaining amount management feels was available for settlement at less than the face amount in 2004.


    Other expenses related to the convertible debt was $2,489,116, as well as the interest expenses related to the convertible debt for the year ended December 31, 2004 was $52,300.

     The  loss  from  discontinued  operations  for the  year  ended
December 31, 2004 was $1,731,001. This loss is made up of the following: the disposal and write down of Kristi and Co, Inc. of $295,735; SRC International, Inc, of $322,010; the write off of prepaid items of $129,980; asset impairment of $206,432; write-offs of plant and equipment of $192,792 and inventory of $64,070 not assumed by Century Innovations in the spin-off; the reduction in subscribed stock of $374,941 and additional administrative costs of $145,041 related to the discontinued operations.

   The Company generated a net loss after discontinued operations of $6,052,366 for the same period. This compares to $7,057,087 in revenues and a net loss of $246,533 for the calendar year ended December 31, 2003. The increase in losses of $5,805,833 is a result of the discontinued operations of $1,731,001; increased payroll costs of approximately $1,390,000; the other expenses related to the convertible debt of $2,489,116; the interest expenses related to the convertible debt in the amount of $52,300; increased interest expense in the amount of $118,779 from the prior year and increase in miscellaneous costs of $24,637.

Liquidity and Capital Resources

       For the calendar year ended December 31, 2004, DSEN has decreased its working capital position by a net amount of $3,840,801 from negative $33,428 as of December 31, 2003 to negative $3,874,229 as of December 31, 2004 as a result of the increase in liabilities related to the convertible debt. This decrease is due to a $433,702 increase in cash, a $446,275 increase in accounts receivable, offset by an increase in accrued liabilities of $1,208,503, an increase in the derivative liability of $2,408,178, an increase in the warrant liability of $1,785,877, offset in part by a decrease in accrued contingent liabilities of $338,461, a decrease in the line of credit of $449,650, and a decrease in the notes payable to related parties of $268,502, as well as a net decrease of $140,295 of other assets and a net increase of $234,538 of other liabilities.

      Management believes that its revenues from operations and collections on accounts receivable will meet its minimum general and administrative cost requirements and provide the basic liquidity DSEN needs to operate at current levels over the next twelve months. Currently, DSEN has a monthly cost requirement of approximately $202,369 for operations (see schedule on page 24) and is expecting monthly cash flow in 2005 of $213,303. The short term source of liquidity is from operations. Any long term needs that are above and beyond what is derived from operations would come from outside sources. The long term needs and possible sources of funds are not identified at this time. If required, DSEN could stop growing and hold operations at the current level without any need for additional funding. However, additional funding will be required to execute its business plan of expanding the Costa Rica operations in order to expand the inbound call center initiative. The balance of the funding required to execute DSEN's planning will need to be obtained from other sources such as debt or the sale of additional equity.

       The expected monthly cash flow is based on existing business and collections. The expected $213,303 is based on average collections for the company of approximately $956,127 per month, minus the $202,369 of monthly cost requirement, and the $513,186 of variable costs related our contract labor which is paid every month. The latter estimates are based on a review of the average collections over 90 and 120 day periods. The company reviewed the trailing three, four, and five month collection and cash receipts cycles between January 2004 through May 2005. Additionally, the same formulas and time periods were reviewed in calculating the variable costs required for the company's contract labor every month.

      The call center initiative is as follows: we currently utilize the majority of our interviewing stations for no more than six hours per day. The majority of those six hour shifts are during the early afternoon/evening. We are pursuing customer service related business activities that would enable us to utilize our stations during the daytime hours when the majority of stations currently sit idle.

      On December 31, 2004 DSEN had total assets of $5,804,398 compared to $7,538,220 on December 31, 2003, a decrease of $1,733,822. The reason for the decrease in assets is a result of the increase in cash related to the convertible funding at the end of the year of $433,702, along with a corresponding a decrease in the asset values of the discontinued operations and investment in Century Innovations of $2,378,673 and a net increase of $147,511 related to account receivable increase, inventory decrease and payments on notes receivable as well as the reduction in asset value due to depreciation. DSEN had a total stockholders' equity of $(558,716) on December 31, 2004 compared to $5,531,435 on December 31, 2003, a decrease in equity of $6,090,151.

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

Long-term notes payable consists of the following at December 31, 2004:

Note payable to a vendor, no specific repayments terms
and no stated interest rate.  Secured by assets.       		$    40,000

Note payable to a vendor, monthly payments of 			$	348
inclusive of 7% annual interest through September 2006,
secured by equipment.                                                 6,245

Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2006, secured by equipment.				    158,510

Note payable to a vendor, monthly payments of $906,
inclusive of 12% annual interest through February 2006,
secured by equipment
                                                                     15,000
								    219,755
Less current portion						   (116,207)
                                                                 ----------

Total                                                      	 $  103,548

Principal maturities are as follows:

      Twelve months ended December 31,
                        2005    $       4,125
                        2006           33,893
                        2007           65,530

				-------------
                                $     103,548


Additionally, DSEN has the following short term notes payable as of
December
31, 2004.
      Dell Financial Services       $   3,467
      Public Relations Contract        60,000
      Wells Fargo Credit Card          48,577
      Advanta Credit Card               9,698
                                    ---------
            Total                     121,742

At December 31, 2004, aggregate future minimum payments under these leases, are as follows:
                  Twelve months ended December 31,
            2005                           $     152,141
            2006                                 133,259
            2007                                 105,773
            2008                                 105,773
            Thereafter                                 -

					   -------------
            Total minimum lease payments   $     496,946


                                      23

Convertible debentures consist  of  the  following  at  December
31, 2004, and December 31, 2003:

                                                2004		  2003
8%  convertible subordinated debentures,
due in November 2007, convertible
into shares of common  stock  at                1,875,000	     -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.
                                                ---------	  ----
						1,875,000     	     -
Less:  Discount being accreted		       (1,652,639)	    (-)
Plus:  Accrued interest                            18,750           (-)
                                                ---------	  ----
Total debt					  241,111	     -
Less: current portion				       (0)	    (-)
                                                ---------	  ----
Convertible debentures, less current portion    $ 241,111  	  $  -
                                                ---------	  ----


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

As discussed in Note 17 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2004 for a correction of error related to the treatment of the convertible debt.

Larry O'Donnell, CPA, P.C.
March 24, 2005 (except for  Note  2,  4,  6, 7, and 17, November 28,
2005)

Gary V. Campbell, CPA, Ltd.
Certified Public Accountants
7440 West Sahara
Las Vegas, Nevada, 89117


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Nutek, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Nutek, Inc., (a Nevada corporation), as of December 31, 2003, and the related consolidated statement of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutek, Inc., as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2003 for a correction of error related to the amortization of intangibles.

Gary V. Campbell, CPA, Ltd.

Las Vegas, Nevada
March 30, 2004 (except for Note 2 and 17, November 28, 2005)

                              DATASCENSION, INC.
                                BALANCE SHEETS
                                     AS OF
                    December 31, 2004 and December 31, 2003


                          ASSETS
					        Restated    Restated
                                                 Audited    Audited
                                                12/31/04   12/31/03
   CURRENT ASSETS:
Cash                                          $  556,593   $  122,891
Accounts receivable                            1,533,969    1,087,694
Inventory                                              -      227,997
Accrued income                                         -       11,200
Prepaid expenses                                 186,306      194,623
Note receivable, related party                         -        1,250
Investment in Century Innovations                108,469            -
                                              ----------   ----------
   TOTAL CURRENT ASSETS                       $2,385,337   $1,645,655

Property and Equipment, net of accumulated
   depreciation                                  681,346    3,374,421

   OTHER ASSETS:
Asset held for sale (see notes)                1,015,014            -
Notes receivable, net of current portion               -        5,800
Patent rights acquired, net of amortization            -      518,761
Long-term investment                                   -        8,000
Website assets, net of amortization                4,520       26,184
Customer lists, net of amortization                    -       40,278
Patterns/designs, net of amortization                  -       42,083
Packaging design/artwork, net of amortization          -       74,898
Deposits                                          25,399       51,892
Goodwill                                       1,692,782    1,692,782
Trademarks                                             -        7,466
Licensing fees                                         -       50,000
                                              ----------   ----------
   TOTAL OTHER ASSETS                          2,737,715    2,518,144
                                              ----------   ----------
TOTAL ASSETS                                  $5,804,398   $7,538,220
                                              ==========   ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY


   CURRENT LIABILITIES:
Accounts payable                              $  135,533   $  278,022
Accrued expenses                               1,390,880      182,377
Line of credit                                         -      449,650
Accrued contingent liabilities                         -      338,461
Notes payable, related party                      60,038      328,540
Short term notes payable                         121,742            -
Convertible debt, net of current portion         241,111            -
Derivative liability                           2,408,178            -
Warrant liability                              1,785,877            -
Current portion of long-term notes payable       116,207      102,033
                                              ----------   ----------
   TOTAL CURRENT LIABILITIES                  $6,259,566   $1,679,083

  LONG-TERM DEBT
Long-term notes payable, net of current
	portion					 103,548       16,565
                                              ----------   ----------
  TOTAL LONG-TERM DEBT                           103,548       16,565

  TOTAL LIABILITIES                            6,363,114    1,695,648

  Noncontrolling interest in
subsidiary of Nutek Oil, Inc.                          -      311,137

   STOCKHOLDERS' EQUITY:
  Common stock:
Common stock, $0.001 par value, 200,000,000
shares authorized; 16,257,290 shares issued,
15,298,957 outstanding at December 31, 2004      159,875      150,554
  Additional paid-in capital-common stock     11,029,295   10,802,058
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 506,400 Series B shares
issued and outstanding at December 31, 2004          506          509
  Additional paid-in capital-preferred Series B  481,994      507,992
  Subscriptions receivable                      (119,063)    (604,804)
  Treasury Stock                                (134,388)    (134,388)
  Accumulated deficit                        (11,976,936)  (5,190,486)
                                              ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                      (558,716)   5,531,435
                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $5,804,398   $7,538,220
                                              ==========   ==========








                See accompanying notes to financial statements

                              DATASCENSION, INC.
                            STATEMENT OF OPERATIONS
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003

                                 		Restated	  Restated
                                 		Audited		  Audited
                                        	For the		  For the
                                    		Year ended	  Year ended
                                      		12/31/2004	  12/31/ 2003
						------------	  ------------
REVENUE                               		$  8,471,440 	  $  7,057,087

COST OF GOODS SOLD                     		   7,071,784 	     4,039,344
						------------	  ------------
GROSS PROFIT                           		   1,399,656  	     3,017,743

EXPENSES:
Selling, general and administrative   		$  2,430,666 	  $  2,633,934
Depreciation and amortization            	     270,893           340,231
Asset impairment                                     328,492          	     -
Contingency accrual                            		   -           292,500
Lawsuit liability                              		   -     	45,000
						------------	  ------------
TOTAL EXPENSES                         		   3,030,051  	     3,311,665

OPERATING INCOME                     		  (1,630,395) 	      (293,922)

OTHER INCOME (EXPENSE):
Interest income                             		 743      	 1,898
Forgiveness of debt                       	      55,000     	99,274
Other income                              	      11,210            17,352
Interest expense                       		    (216,507)	       (97,728)
Other (Expense), from convertible                 (2,489,116)                -
Interest (expense), from convertible    	     (52,300)                -
Minority interest, Nutek Oil, Inc.             		   -            26,593
						------------	  ------------
TOTAL OTHER INCOME                   		  (2,690,970)	        47,389

Net Income (loss)                   		$ (4,321,365)  	  $   (246,533)

 Discontinued Operations            		$ (1,731,001)     $	     -
						------------	  ------------
Net Income (loss) after
 discontinued operations            		$ (6,052,366)     $   (246,533)
						------------	  ------------
Basic weighted average number
of common shares outstanding         		  15,671,867  	     9,617,251*

Diluted weighted average number
of common shares outstanding         		  16,594,223  	     9,617,251*

BASIC NET INCOME PER SHARE            		$      (0.28)     $	 (0.03)
DISCONTINUED OPERATIONS          		$      (0.11)     $	 (0.00)
BASIC NET INCOME PER SHARE                       ------------	  ------------
   AFTER DISCONTINUED OPERATIONS       		$      (0.39)     $	 (0.03)


DILUTED NET INCOME PER SHARE           		$      (0.26)     $	 (0.03)
DISCONTINUED OPERATIONS          		$      (0.10)     $	 (0.00)
DILUTED NET INCOME PER SHARE                     ------------	  ------------
   AFTER DISCONTINUED OPERATIONS       		$      (0.36)     $	 (0.03)




                See accompanying notes to financial statements

* = split adjusted

                               DATASCENSION Inc.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003
				    Audited
				    Restated





                                         Common     Common      Additional Preferred  Preferred      Preferred - Preferred
                                                                                                     A
                                         Stock      Stock       Paid-in    Stock      Stock          Add. Paid   Stock
                                                                           Shares                                Shares
                                         Shares     Amount      Capital    Series A   Series A       In Capital  Series B

Balances at
12/31/02                                   8,897,391      88,974  7,555,559    559,508            560   3,021,132    508,500

Sale of Stock                                363,889       3,639    113,408          -              -           -          -

Issuance for Settlement of Bonds             168,374       1,684    106,507          -              -           -          -

Issuance for Services                        550,473       5,505    192,055          -              -           -          -

Accrual of Preferred Dividends                     -           -          -          -              -           -          -

Preferred purchases / posted                       -           -          -   (52,000)           (52)   (136,358)          -

Preferred converted                        5,075,080      50,751  2,834,530  (507,508)          (508) (2,884,774)          -

Change in ownership of Nutek Oil                   -           -          -          -              -           -          -

Allocation of Minority Interest
In Subsidiary Earnings                             -           -          -          -              -           -          -

Net Profit for Quarter
Ended December 31, 2003                            -           -          -          -              -           -          -

Balance at December 31, 2003              15,055,207     150,552 10,802,059          -              -         (0)    508,500

Prior period adjustment

Sale of Stock                                187,500       1,875     73,125          -              -           -          -

Issuance for Services                         12,500         125      6,125          -              -           -          -

Settlement of Series B                        50,000         500     25,500          -              -           -    (2,600)

Distribution / Sale of Nutek Oil                   -           -          -          -              -           -          -
Ownership

Issuances for Services                        47,500         475     37,275          -              -           -          -

Issuances for Services                        12,500         125      6,125          -              -           -          -

Adjustment for Preferred Converted           395,000       3,950    (3,950)          -              -           -          -

Additional shares issued related
to prior contract		             110,000       1,100      9,400          -              -           -          -

Additional cost for dialers                   52,083         521      7,812          -              -           -          -

Prior quarter investment adjustment           22,500         225          -          -              -           -          -

Issuances for Services                        12,500         125      6,125

Issuances for Services                       300,000         300     59,700

Distribution of Century Innovations

Century no longer consolidated

Write down of assets

Net Loss for Year                                  -           -          -          -              -           -          -
					  ----------	--------  --------- ----------     ---------- ----------- ----------
Balance at December 31, 2004              16,257,290     159,873 11,029,295          -              -         (0)    505,900
					  ----------	--------  --------- ----------     ---------- ----------- ----------

                                         Preferred    Preferred -                        Non-Controlling
                                                          B
                                            Stock      Add. Paid   Treasury   Subscribed   Interest       Income      Total
                                           Series B   In Capital    Stock       Stock      In Subsidiary  Deficit     Equity
Balances at
12/31/02                                         509     507,992  (134,388)  (153,750)        355,782 (4,943,953)  6,298,416

Sale of Stock                                      -           -          -          -              -           -    117,046

Issuance for Settlement of Bonds                   -           -          -          -              -           -    108,190

Issuance for Services                              -           -          -          -              -           -    197,560

Accrual of Preferred Dividends                     -           -          -          -              -           -          -

Preferred purchases / posted                       -           -          -          -              -           -  (136,410)

Preferred converted                                -           -          -          -              -           -        (1)

Change in ownership of Nutek Oil                   -           -          -          -       (18,052)           -   (18,052)

Allocation of Minority Interest
In Subsidiary Earnings                             -           -          -          -       (26,593)           -   (26,593)

Net Profit for Quarter
Ended December 31, 2003                            -           -          -          -              -   (246,533)  (246,533)
						-----	--------  --------- ----------     ---------- ----------- ----------
Balance at December 31, 2003                     509     507,992  (134,388)  (153,750)        311,136 (5,190,486) 6,293,623
						-----	--------  --------- ----------     ---------- ----------- ----------
Removal of Nutek Oil retained earnings                                                                    219,709    219,709

Sale of Stock                                      -           -          -          -              -           -     75,000

Issuance for Services                              -           -          -          -              -           -      6,250

Settlement of Series B                           (3)    (25,997)          -          -              -           -          -

Distribution / Sale of Nutek Oil                   -           -          -          -      (311,136)    (83,708)  (394,844)
Ownership

Issuances for Services                             -           -          -          -              -           -     37,750

Issuances for Services                             -           -          -          -              -           -      6,250

Adjustment for Preferred Converted                 -           -          -          -              -           -          -

Shares issued for prior contract adjustment        -           -          -          -              -           -     10,500

Additional cost for dialers                        -           -          -          -              -           -      8,333

Prior quarter investment adjustment                -           -          -          -              -           -        225

Issuances for Services

Issuances for Services

Distribution of Century Innovations                                                                      (976,221)

Century no longer consolidated                                                                            106,137

Write down of assets	                                                       153,750

Move receivable to subscribed stock                                           (119,063)

Net Loss for Year                                 -           -          -          -              -  (6,052,366) (6,052,366)
						-----	--------  --------- ----------     ---------- ----------- ----------
Balance at December 31, 2004                     506     481,994  (134,388)  (119,063)              0 (11,976,936)$(558,717)
				                -----	--------  --------- ----------     ---------- ----------- ----------

                See accompanying notes to financial statements

                               DATASCENSION Inc.
                            STATEMENT OF CASH FLOWS
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003

                                               		Restated        	Restated
                                               		Audited         	Audited
                                                     	FOR THE YEAR ENDED	FOR THE YEAR ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:                   12/31/04		12/31/03
							------------------	------------------

Net income						$	(6,052,366)     $	(246,533)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services						   135,333                61,153
    Discontinued operations / impairment of assets		 1,688,070                     -
    Impairment of assets					   328,492
    Non cash expenses associated with convertible debt           2,489,116
   Change in warrant liability                                     936,714                     -
Change in derivative liability                                     768,225                     -
Depreciation and amortization					   270,893               340,231
 Investment in Century Innovations					 -                     -
(Decrease) Increase in contingent liabilities			  (338,461)
Increase in non-controlling interest in subsidiary			 -          	 (44,645)
 Forgiveness of debt						   (55,000)          	 (62,217)
(Increase) Decrease in accounts receivable			  (446,275)           	 206,027
Increase in inventory							 -           	  (5,108)
Increase in prepaid expenses					     8,317          	 (75,216)
Increase in deposits						    26,493         	 (21,608)
Decrease in accounts payable					  (142,489)	        (313,704)
Decrease in accrued expenses					 1,208,503            	  29,024
							------------------	----------------
NET CASH USED BY OPERATING ACTIVITIES                   $	   825,565      $	(132,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in notes receivable				     7,050           	 308,402
Purchase of property and equipment				  (219,996)	         (90,290)
Purchase of intangible assets						 -          	 (23,897)
							------------------	----------------

NET CASH USED BY INVESTING ACTIVITIES				  (212,946)         	 194,215

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable					   222,899         	(175,992)
Increase (Decrease) in related party payable			  (268,502)                    -
Increase (Decrease) in convertible debt                            241,111                     -
Issuance of common stock                                            75,225               117,043
 (Decrease) Increase in line of credit				  (449,650)           	  75,850
							------------------	----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES			  (178,917)                16,901
							------------------	----------------

NET INCREASE IN CASH						   433,702                78,520

BALANCE, BEGINNING						   122,891                44,371

BALANCE, ENDING						$	   556,593      $	 122,891
							==================	================

INTEREST PAID                                           $	   97,728       $ 	  20,697
TAXES PAID                                              $		-       $    	       -

                      See accompanying notes to financial statements

                              DATASCENSION, INC.



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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

Intangible Assets

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Intangible assets with finite lives are amortized over the useful life. Under guidance from SFAS No. 142, management has determined that the assets in the subsidiaries determined to be discontinued operations should be impaired. The respective assets have been written down. See Note 13 Discontinued Operations.

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

Convertible Debt Financing and Derivative Liabilities

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the year ended December 31, 2004, we recorded an other expense item of $2,489,116, of which, $1,639,953 (expense) and $849,163 (expense) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability. During the year ended December 31, 2003, there was no income or expense items related to convertible debt as there was none outstanding.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2004, the estimated fair value of our derivative liability was $2.41 million, as well as a warrant liability of $1.79 million. As of December 31, 2003, there was no asset or liability related to convertible debt. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178.

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

(cont)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2004 and 2003:


                                       		    2004         2003
Net loss, as reported                         	$(6,052,366) $ (246,533)
Add: Stock-based employee
 compensation expense
 included in reported loss,
 net of related tax effects                              --	     --
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based methods
  for all awards, net of related tax effects  	   (202,991)         --
						-----------  ----------
 Pro forma net loss                             $(6,255,357) $ (246,533)

 Net loss per common share:
 Basic loss per share, as reported              $(0.39)      $	  (0.03)
 Fully diluted loss per share, as reported      $(0.36)      $    (0.03)
 Basic loss per share, pro forma                $(0.40)      $    (0.03)
 Fully diluted loss per share, pro forma        $(0.38)      $	  (0.03)

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

NOTE 3 - PROPERTY AND EQUIPMENT

 Property and equipment are made up of the following as of December
31, 2004:

  Equipment and machinery              $ 472,500
  Office equipment                       690,680
  Leasehold improvements                   9,959
  Accumulated depreciation              (491,793)
				       ---------
				       $ 681,346

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

 On June 30, 2004, 750,000 pre  split  shares  of  restricted common stock valued at $.03 per share were issued pursuant to a consulting agreement in connection with which we received certain legal services.The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

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

 On November 17, 2004, DSEN issued an aggregate of $1,875,000 in Convertible Debentures, pursuant to a Securities Purchase Agreement (the "Agreement") to the following: $350,000 Convertible Debenture to Alpha Capital Aktiengesellschaft, $525,000 Convertible Debenture to the Longview Equity Fund LP, $775,000 Convertible Debenture to the Longview Fund LP., and $225,000 Convertible Debenture to the Longview International Equity Fund, LP. In addition, issued common stock purchase warrants to purchase 3,125,000 shares of DSEN common stock to the above note holders,at an exercise price of $0.30 per share.

 On December 31, 2004, 300,000 post split shares of common stock valued at $.20 per share were issued to four employees in consideration of terms under their employment agreements, which granted stock awards of common shares to certain employees.

(cont)

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

NOTE 6 - NOTES PAYABLE

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2004:

Note payable to a vendor, no specific repayments terms
and no stated interest rate. Secured by assets.     	$ 40,000

Note payable to a vendor, monthly payments of $348
inclusive of 7% annual interest through September 2006,
secured by equipment.                                  	   6,245

Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2006, secured by equipment.                     158,510

Note payable to a vendor, monthly payments of $906,
inclusive of 12% annual interest through February 2006.
Secured by equipment.                                 	  15,000
                                                       ---------
                                                         219,755
Less current portion                                    (116,207)
                                                      ----------
                                                      $  103,548

Principal maturities are as follows:

 Twelve months ended December 31,
   2005              $   4,125
   2006                 33,893
   2007                 65,530
                      --------
                     $ 103,548


Additionally, the company has the following short term notes payable as of December 31, 2004.

 Dell Financial Services  $  3,467
 Public Relations Contract  60,000
 Wells Fargo Credit Card    48,577
 Advanta Credit Card         9,698
                        ----------
  Total                    121,742


Convertible debentures consist  of  the  following  at  December
31, 2004, and December 31, 2003:

                                                  2004           2003
8%  convertible subordinated debentures,
due in November 2007, convertible
into shares of common  stock  at               1,875,000     	    -
any time prior to maturity.
Interest is payable quarterly,
and principal is due at maturity.
					       ---------	-----
					       1,875,000     	    -
Less:  Discount being accrete		      (1,652,639)          (-)
Plus:  Accrued interest                           18,750           (-)
 					       ---------	-----
Total debt					 241,111    	    -
Less: current portion				      (0)    	   (-)
					       ---------	-----
Convertible debentures, less current portion   $ 241,111  	$   -
					       ---------	-----



Included in the above values is $18,750 of accrued interest related to the convertible notes as of December 31, 2004.

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES


NOTES PAYABLE - $1,875,000, NOVEMBER 2004

In November 2004, the Company issued $1,875,000 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 3,125,000 shares of common stock at a per share purchase price of $0.30 per share.

The Notes accrue interest at a rate of prime + 3% per annum. The Notes are due and payable in November 2007. After a thorough review of the terms of the note and respective covenants, the company has determined the more conservative method of including the entire debt as a current liability on the balance sheet. The convertible note and warrant documents were filed in an 8-K by the Company on November 23, 2004. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on November 23, 2004.

Interest payable on this Note shall accrue at the "prime rate" published in The Wall Street Journal from time to time, plus three percent (3%). The Interest Rate shall not be less than eight percent (8%). Interest shall be calculated on a 360 day year. Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a "Repayment Date") and on the Maturity Date.

Amortizing payments of the outstanding Principal Amount of this Note shall commence on the first (1st) Repayment Date and shall recur on each succeeding Repayment Date thereafter until the Principal Amount has been repaid in full. On each Repayment Date, the Company should make payments to the Holder in the amount of one- thirty-second (1/32nd) of the initial Principal Amount (the "Monthly Principal Amount"), together with any accrued and unpaid interest plus any and all other amounts which are then owing under this Note that have not been paid (the Monthly Principal Amount, together with such accrued and unpaid interest and such other amounts, collectively, the "Monthly Amount"). Any Principal Amount that remains outstanding on the Maturity Date shall be due and payable upon maturity.

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the Note shall automatically be increased by two percent (2%) per month until such Event of Default is cured.

The Holder shall convert into shares of Common Stock all at the Fixed Conversion Price or the maximum portion of the Monthly Amount due on each Repayment Date provided that the average closing price of the Common Stock for the twenty (20) consecutive trading days immediately preceding such Repayment Date shall be greater than or equal to 15% above the Fixed Conversion Price ("Conversion Criterion"). The Monthly Amount due on a Repayment Date that is not converted shall be paid by the Company (i) in cash at the rate of 104% of such Monthly Amount otherwise due, or (ii) in registered, unlegended, free- trading Common Stock at an applied conversion rate equal to eighty-five percent (85%) of the average of the five (5) lowest closing bid prices for the preceding twenty (20) trading days.

The Notes also provide for liquidated damages on the occurrence of several events.

As compensation to the Subscriber, the Company agrees to pay (as liquidated damages and not as a penalty) $100 per business day after the Delivery Date for each $10,000 of Note principal amount being converted of the corresponding Shares which are not timely delivered.

An additional liquidating damages provision states that if the Company fails to deliver to the Subscriber such shares issuable upon conversion of a Note by the Delivery Date and if seven (7) business days after the Delivery Date the Subscriber purchases shares of Common Stock to deliver in satisfaction of a sale by such Subscriber of the Common Stock which the Subscriber was entitled to receive upon such conversion (a "BUY-IN"), then the Company shall pay in cash to the Subscriber (in addition to any remedies available to or elected by the Subscriber) the amount by which (A) the Subscriber's total purchase price for the shares of Common Stock so purchased exceeds (B) the aggregate principal and/or interest amount of the Note for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full (which amount shall be paid as liquidated damages and not as a penalty). For example, if the Subscriber purchases shares of Common Stock having a total purchase price of $11,000 to cover a Buy-In with respect to an attempted conversion of $10,000 of note principal and/or interest, the Company shall be required to pay the Subscriber $1,000, plus interest. The Subscriber shall provide the Company written notice indicating the amounts payable to the Subscriber in respect of the Buy-In.

Additionally, if the Company is unable to deliver to the holder of Registrable Securities, then as Liquidated Damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the Purchase Price of the Notes remaining unconverted and purchase price of Shares issued upon conversion of the Notes. The Company must pay the Liquidated Damages in cash or an amount equal to two hundred percent of such cash Liquidated Damages if paid in additional shares of registered unlegended free-trading shares of Common Stock. Such Common Stock shall be valued at a per share value equal to 85% of the average of the five (5) lowest closing bid prices of the Common Stock for the twenty (20) trading days preceding the first day of each thirty (30) day or shorter period for which Liquidated Damages are payable. As of December 31, 2004, no liquidating damages have been incurred by the company.

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount ("Optional Redemption"), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon

Debt features. The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of this Note, together with interest and fees due hereon, into shares of Common Stock.

The $1,875,000 in proceeds from the financing transaction were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $170,061 of remaining value to be allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the years ended December 31, 2004 and 2003, the Company accreted $52,300 and $0, respectively, of debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.40, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2004, the company used the closing price of $0.65, the exercise price of $0.30, a 4.88 year remaining term, and a volatility of 116% In accordance with the provisions of SFAS No. 133, Accounting for
Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2004, had increased to a fair value of $1,785,877, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, which resulted in an "other expense" item of $849,163 on the Company's books.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (11/11/2004), the debt features had an estimated initial fair value of $768,225, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.40, an exercise price of $0.30, a 3.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30, 2.88 year remaining term, and a volatility of 116%. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the debt features of approximately $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

Because the terms of the 2004 convertible note require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the 2004 convertible notes. Were the 2004 convertible notes to not have contained those terms or even if the 2004 transaction were not entered into, it could have altered the treatment of the March 31, 2005 notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The March 31, 2005 note, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

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


Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:


                                               Year               Percent of
                                                Ended               Pretax
                                         December 31, 2004          Income
           Expected                      $    14,133                  34%
           Valuation allowance               (14,133)                (34%)
                                 	 -----------               ------
           Actual expense                $     -                       0%


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

Compensation cost for options granted to employees has not been recognized in the accompanying financial statements. These options do not vest until January 2005. See Note 2 Stock Based Compensation for proforma disclosures.

As  discussed  in  Note  7  Convertible  Notes, the  company  issued
3,125,000 warrants
for the purchase of common stock at $0.30 to four (4) different entities related to a convertible note.

The following is a schedule of the activity relating to the Company's stock options and warrants.


                                      Year Ended        Year Ended
                                  December 31, 2003  December 31, 2004
                                   --------------     --------------
                                   Weighted Avg.      Weighted Avg.
                                  Shares Exercise     Shares   Exercise
                                 (x 1,000)  Price    (x1,000)  Price
                                 --------- --------- -------- -----------
Options and warrants
 outstanding at
 beginning of year                  -      $ -       -         $ -


Granted:
 Options                            -      $ -      1,485      $ 0.30
 Warrants                           -      $ -      3,125      $ 0.30
Exercised                           -      $ -         -       $ -
Expired:
Warrants                            ( - )  $ -         -       $ -
                                    ----  -----      ----      ----

Options and warrants
 outstanding and
 exercisable at end
 of period                          -      $ -      4,610      $ -
                                    ====   ======   ====       ===

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


NOTE 17 - RESTATEMENT OF FINANCIALS

2003

The net loss for 2003 was previously reported as $(182,895), while the 2003 restated loss is $246,533, an increase of $63,638, which is attributable to the increase in amortization expense of $63,638. The effect of the restatement to the 2003 balance sheet was a decrease in the asset value of the intangible assets which had previously not been amortized correctly. The value of the other assets decreased $63,638.

2004

The loss after discontinued operations for 2004 was originally $4,791,105, while the 2004 restated loss after discontinued operations is reported as $6,052,366, an increase of $1,261,261. This is due to an increase in other expenses related to the convertible debt of $2,489,116, as well as an increase in the interest expense related to the convertible debt of $52,300, coupled with a decrease in the beneficial conversion feature debt discount expense of $1,203,646, a decrease in the loss from discontinued operations of $63,638, and a decrease in interest expense of $12,871.

On the 2004 balance sheet, the restatement resulted in the removal of $2,077,604 of debt discount from the other asset section, an increase in prepaid expenses of $5,879. The convertible debt in the liability section of the company's financial statements decreased from $1,893,750 to $241,111, while there was an increase in the derivative liability from $0 to $2,408,178, as well as an increase in the warrant liability from $0 to $1,785,877 and a decrease in additional paid in capital of $3,300,000.

The basic loss per share increased from the previously reported $0.19 per share to $0.28 per share for the year ended December 31, 2004, while the diluted loss per share increased from the previously reported $0.18 per share to $0.26 per share.

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

The company has restated the December 31, 2004 10KSB, and anticipates restating the March 31, 2005 10QSB, the June 30, 2005 10QSB, and the September 30, 2005 10QSB to reflect an adjustment in the treatment of the convertible debt entered into in November 2004. Management is of the opinion that while the restatements were made to the financial statements, the company still maintains effect controls over its financial statements.This restatement is viewed as a one-time error and is not reflective of the controls in place. The one time error in the accounting treatment was due to a previous interpretation of accounting rules which had subsequently changed.




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

                               Date: February 8, 2006

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

                               Date: February 8, 2006