Form 10QSB/A
period 2005-03-31
DATASCENSION INC
filed 2006-02-09
CIK 795824

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 17,232,290 outstanding, par value $.001 per share as of February 9, 2006. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of February 9, 2006.

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

			            DATASCENSION, INC.
				CONSOLIDATED BALANCE SHEETS



ASSETS
							      Unaudited     Audited
							       Restated	    Restated
                                                                3/31/05     12/31/04
   Current Assets:
Cash                                                            223,846      556,593
Accounts receivable                                           1,536,806    1,533,969
Prepaid expenses                                                164,829      183,306
Investment in Century Innovations                               108,469      108,469
							     ----------   ----------
   Total current assets                                       2,033,950    2,385,337

Property and Equipment, net of accumulated
   depreciation                                                 961,120      681,346

   Other Assets:
Asset held for sale (see notes)                                       -    1,015,014
Website assets, net of amortization                               4,520        4,520
Deposits                                                         21,649       25,399
Goodwill                                                      1,692,782    1,692,782
							     ----------   ----------
   Total other assets                                         1,718,951    2,737,715
							     ----------   ----------
Total Assets                                                  4,714,021    5,804,398
							     ==========   ==========

		LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                3/31/05     12/31/04
   Current Liabilities:
Accounts payable                                                133,158      135,533
Accrued expenses                                              1,081,290    1,390,880
Notes payable, related party                                     52,704       60,038
Short term notes payable                                        111,417      121,742
Convertible debt,                        			499,404      241,111
Derivative liability					      1,603,282    2,408,178
Warrant Liability						912,975    1,785,877
Current portion of long-term notes payable                      105,264      116,207
							     ----------   ----------
   Total current liabilities                                  4,499,494    6,259,566

  Long-Term Debt

Long-term notes payable, net of current portion                 260,700      103,548
							     ----------   ----------
  Total long-term debt                                          260,700      103,548
							     ----------   ----------
  Total Liabilities                                           4,760,194    6,363,114


   Stockholders' Equity:
  Common stock:
Common stock, $0.001 par value, 200,000,000
shares authorized; 17,207,290 shares issued,
17,111,457 outstanding at March 31, 2005                        160,825      159,875
  Additional paid-in capital-common stock                    11,503,345   11,029,295
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at March 31, 2005                            506          506
  Additional paid-in capital-preferred Series B                 481,994      481,994
  Subscriptions receivable                                    (480,000)    (119,063)
  Treasury stock, at cost; 95,833 shares at March 31, 2005    (134,388)    (134,388)
  Accumulated deficit                                      (11,578,455) (11,976,936)
							     ----------   ----------
Total stockholders' equity                                    (46,173)     (558,716)
							     ----------   ----------
Total Liabilities and Stockholders' Equity                    4,714,021    5,804,398
							     ==========   ==========

		  See accompanying notes to the financial statements

				    DATASCENSION, INC.
			   CONSOLIDATED STATEMENT OF OPERATIONS


						  Unaudited	  Unaudited
						   Restated
                                                   For the         For the
                                                3 months ended  3 months ended
                                                     3/31/05       3/31/04

Revenue                                            2,005,612     2,034,455

Cost of Goods Sold                                 1,599,936     1,702,318
						  -----------   -----------
Gross Profit                                         405,676       332,137

Expenses:
Selling, general and administrative                  480,196       178,236
Depreciation                                          41,266        84,841
						  -----------   -----------
Total expenses                                       521,462       263,077

Operating Income                                   (115,786)        69,060

Other Income (Expense):
Interest income                                          220           343
Forgiveness of debt                                    2,962             -
Other income                                               -         2,185
Interest expense                                    (74,115)      (30,019)
Other Income (Expense) related to convertible      1,744,131             -
Interest income (expense) related to convertible    (155,101)            -
						  -----------   -----------
Total other income                                 1,518,097      (27,491)

Net Income (loss)                                  1,402,311       41,569

Basic weighted average number
of common shares outstanding                      16,267,846   152,364,569

Diluted weighted average number
of common shares outstanding                      16,267,846   152,364,569

Basic Net Income Per Share                              0.09          0.00

Diluted Net Income Per Share                            0.09          0.00

		  See accompanying notes to the financial statements

				    DATASCENSION, INC.
			   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  For the
							     3 months   3 months
                                                               ended      ended
					                      3/31/05     3/31/04
							     Unaudited   Unaudited
							      Restated
Cash Flows From Operating Activities:
Net income                                                  1,402,311    41,569
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services                                             -     6,250
    Noncash expenses associated with convertible debt               -         -
Change in warrant liability                                 (872,902)
Change in derivative liability			            (804,896)         -
Depreciation and amortization                                  41,266    84,840
    (Decrease) in asset held for sale                       1,015,014         -
Distribution of asset held for sale                        (1,003,831)        -
(Increase) Decrease in accounts receivable                    (2,837) (260,507)
Increase in inventory                                               -     1,304
Increase in prepaid expenses                                   60,514    56,612
Increase in deposits                                            3,750    23,492
Decrease in accounts payable                                  (2,375)  (18,634)
Decrease in accrued expenses                                (309,590)    37,929
							    ---------  --------
Net cash used by operating activities                       (473,576)  (27,145)

Cash Flows From Investing Activities:
(Increase) Decrease in notes receivable                             -   115,675
Purchase of property and equipment                          (360,077)         -
							    ---------  --------
Net cash used by investing activities                       (360,077)   115,675

Cash Flows From Financing Activities:
Increase in notes payable                                     135,884 (194,454)
Increase (Decrease) in related party payable                  (7,334)    10,661
Increase (Decrease) in convertible debt                       258,293         -
Change in stock subscriptions                                 114,063         -
Sale of common stock                                                -    75,000
(Decrease) Increase in line of credit                               -   (3,798)
							    ---------  --------
Net cash provided by financing activities                     500,906  (112,591)
							    ---------  --------

Net Increase in Cash                                        (332,747)  (24,061)

Balance, Beginning                                            556,593   122,891

Balance, Ending                                               223,846    98,830


Interest Paid                                                 181,763    33,672
Taxes Paid                                                          -         -


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

During the three months ended March 31, 2005, we recorded an other income item of $1,744,131, of which, $814,444 (income) and $929,687 (income) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability. During the three months ended March 31, 2004, there was no income or expense items related to convertible debt as there was none outstanding.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2004, the estimated fair value of our derivative liability was $2.41 million, as well as a warrant liability of $1.79 million. As of December 31, 2003, there was no asset or liability related to convertible debt. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178. For the three months ended March 31, 2005, the estimated value of the company's debt features decreased to $1,603,282, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features of $1,744,131 for the three months ended March 31, 2005.



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

NOTE 4 - NOTES PAYABLE


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

Additionally, if the Company is unable to deliver to the holder of Registrable Securities, then as Liquidated Damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the Purchase Price of the Notes remaining unconverted and purchase price of Shares issued upon conversion of the Notes. The Company must pay the Liquidated Damages in cash or an amount equal to two hundred percent of such cash Liquidated Damages if paid in additional shares of registered unlegended free-trading shares of Common Stock. Such Common Stock shall be valued at a per share value equal to 85% of the average of the five (5) lowest closing bid prices of the Common Stock for the twenty (20) trading days preceding the first day of each thirty (30) day or shorter period for which Liquidated Damages are payable. As of September 30, 2005, no liquidating damages have been incurred by the company.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the years ended December 31, 2004 and 2003, the Company accreted $52,300 and $0, respectively, of debt discount related to the Notes. For the three months ended March 31, 2005, the Company accreted $155,101 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.40, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2004, the company used the closing price of $0.65, the exercise price of $0.30, a 4.88 year remaining term, and a volatility of 116% In accordance with the provisions of SFAS No. 133, Accounting for
Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2004, had increased to a fair value of $1,785,877, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, which resulted in an "other expense" item of $849,163 on the Company's books. For the three months ended March 31, 2005, the warrant derivative liability had decreased to a value of $856,190, due in part to a decrease in the market value of the Company's common stock to $0.50 from $0.65 at December 31, 2004, which resulted in an "other income" item of $929,687 for the three months ended March 31, 2005. The company used a closing price of $0.50, an exercise price of $0.30, a 4.63 years remaining term, and a 37% volatility factor.

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

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (11/11/2004), the debt features had an estimated initial fair value of $768,225, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the
debt  features   will  be  adjusted  to  the  fair  value  with  the
corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.40, an exercise price of $0.30, a 3.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing
a  rolling  120   day  period),  risk-free  interest  rate  (3.50%),
remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30, 2.88 year remaining term, and a volatility of 116%. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the debt features of approximately $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178. For the three months ended March 31, 2005, the estimated value of the debt features decreased to $1,593,734, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features related to these notes
of  $814,444  for  the   three   months  ended  March 31, 2005.  The
company used a closing price of $0.50, an exercise price of $0.30, a 2.63 years remaining term, and a 37% volatility factor.

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

The $125,000 in proceeds from the financing transaction were allocated to the conversion option, call option and to the warrants based upon their fair values. After the latter allocations, the company allocated $58,667 to the carrying value of the debt. That debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years).For the three months ended March 31, 2005, the Company accreted $0 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 300,000 warrants at issuance (3/31/2005) was $56,785 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at March 31, 2005, the company used the closing price of $0.50, the exercise price of $0.50, a 5 year term, and a 37% volatility factor. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the three months ended March 31, 2005, the warrant liability had not changed as it was the same as the date of issuance.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the debt features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, and the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (3/31/05), the debt features had an estimated initial fair value of $9,548, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at March 31, 2005, the company used the closing price of $0.50, the exercise price of $0.50, a 2.0 year term, and a 37% volatility factor. For the three months ended March 31, 2005, the estimated value of the debt features had not changed as it was the same as the date of issuance.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the company.

For the three  months  ended  March  31, 2005, we  recorded an other income item of $1,744,131, of which $814,444 of other income related to the decrease in value of the debt features on the $1.875 million convertible note, $929,687 of other income related to the decrease in warrant liability related to the warrants granted in November 2004 to the holder's of the $1.875 million convertible note, $0 of other income item related warrants granted to the holders of the March 2005 $125,000 convertible note, and finally $0 of other expense related to the derivative liability related to the debt features of the March 2005 $125,000 convertible note. A tabular reconciliation of this adjustment follows:

For the three months ended March 31, 2005:

  $ 814,444 income, decrease in value of 2004 derivative liability 929,687 income, decrease in value of 2004 warrant liability
           - expense, increase in 2005 derivative liability
           - income, decrease in value of 2005 warrant liability
   ----------
  $1,744,131 other income related to convertible debt


For the three months ended March 31 , 2005, the company recorded $155,101 of interest expense related to the accretion of debt related to the convertible financing.

For the three months ended March 31, 2005:

     $155,101  of  interest  expense  related  to  accretion of 2004
	       convertible debt
            -  of interest expense related  to accretion of 2005
	       convertible debt
     --------
     $155,101  of interest expense related to convertible debt


The balance of the carrying value of the convertible debt as of March 31, 2005 is:


$  222,361  December 31, 2004 value
   155,101  accretion of 2004 convertible debt
    58,667  original carrying value on 2005 convertible debt
         -  accretion of 2005 convertible debt
    63,275  interest accrual on loan minus payments of interest
  --------
$  499,404  March 31, 2005 carrying value of debt


The balance of the carrying value of the derivative liability as of March 31, 2005 is:


$2,408,178  December 31, 2004 value of derivative liability
  (814,444) income, decrease in value of 2004 derivative liability
     9,548  original carrying value on 2005 derivative liability
         -  expense, increase in 2005 derivative liability
-----------
$1,603,282  March 31, 2005 value of derivative liability


The balance of the carrying value of the warrant liability as of March 31, 2005 is:


$ 1,785,877  December 31, 2004 value of warrant liability
   (929,687) income, decrease in value of 2004 warrant liability
     56,785  original carrying value on 2005 warrant liability
         -   income, decrease in 2005 warrant liability
-----------
$   912,975  March 31, 2005 value of warrant liability


NOTE 5- RECEIVABLE FROM NUTEK OIL - ASSET HELD FOR SALE

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

NOTE 8 - SUBSEQUENT EVENTS

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


NOTE 9 - FOREIGN OPERATIONS

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

2003:

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

2004:

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


2005:

The net loss for the three months ended March 31, 2005, was originally $(408,048), while the three months ended March 31, 2005 restated income is reported as $1,402,311,an increase of $1,810,359. This is due to an increase in other income related to the convertible debt of $1,744,131,as well as a decrease in the interest expense related to the convertible debt of $27,191, a decrease in interest expense of $39,640 and an increase in general and admin expenses of $603.

On the March 31, 2005 balance sheet, the restatement resulted from an increase in prepaid expenses of $33,158. The convertible debt in the liability section of the company's financial statements increased $374,404, an increase in the derivative liability of $1,603,282, and the warrant liability increased $912,975.

The basic income per share increased from the previously reported $(0.03) per share to $0.09 per share for the three months ended March 31, 2005, while the diluted income per share increased from the previously reported $(0.03) per share to $0.09 per share.

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

   Datascension interacts with Costa Rica and the Dominican Republic in two ways; 1) leasing of property, and 2) leasing of workers. Datascension pays companies incorporated in their respective counties for their services. Datascension directs the workers on how to perform their job; the worker leasing company takes care of all government reporting that may be required. Therefore there are no government regulations that affect our operations and we are not aware of any government regulations, if any, that would be applicable to those entities that we do business with that would affect us.

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

For the three  months  ended  March  31, 2005, we  recorded an other income item of $1,744,131, of which $814,444 of other income related to the decrease in value of the debt features on the $1.875 million convertible note, $929,687 of other income related to the decrease in warrant liability related to the warrants granted in November 2004 to the holder's of the $1.875 million convertible note, $0 of other income item related warrants granted to the holders of the March 2005 $125,000 convertible note, and finally $0 of other expense related to the derivative liability related to the debt features of the March 2005 $125,000 convertible note. A tabular reconciliation of this adjustment follows:

For the three months ended March 31, 2005:

  $ 814,444 income, decrease in value of 2004 derivative liability 929,687 income, decrease in value of 2004 warrant liability
           - expense, increase in 2005 derivative liability
           - income, decrease in value of 2005 warrant liability
   ----------
  $1,744,131 other income related to convertible debt


For the three months ended March 31 , 2005, the company recorded $155,101 of interest expense related to the accretion of debt related to the convertible financing.

For the three months ended March 31, 2005:

     $155,101  of  interest  expense  related  to  accretion of 2004
	       convertible debt
            -  of interest expense related  to accretion of 2005
	       convertible debt
     --------
     $155,101  of interest expense related to convertible debt

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

For the three-months, ended March 31, 2005, DSEN has generated $2,005,024 in revenues compared to $2,034,455 in revenues for the three-months ended March 31, 2004, for a decrease of $29,431. The decrease in revenue is a result of time spent by staff on training for upcoming contracts.

Cost of goods sold for the three-months ended March 31, 2005 was $1,599,936 compared to $1,702,318 for the three-months ended March 31, 2004 or a decrease of $102,382. This decrease was a result of the predictive dialers previously installed which contributed to the reduced cost per revenue hour.

Total general and administrative expenses increased to $480,196 for the three-months ended March 31, 2005 from $178,236 for the three-months ended March 31, 2004, a net increase of $301,960. This increase relates to the increased management costs of $72,881, increased training costs for upcoming projects of $187,333, increase cost of insurance of $22,483, along with the professional fees involved during the winding down of operations in our Nevada office.

Depreciation expense for the three-months ended March 31, 2005 was $41,266 compared to $84,841 for the three-months ended March 31, 2004, a decrease of $43,575. The decrease resulted from the disposal and write down of assets in the fourth quarter of 2004.

Interest expense for the three-months ended March 31, 2005 was $74,115 compared to $30,019 for the three-months ended March 31, 2004 an increase of $44,096. This increase includes the amortization of the financing costs and additional interest cost related to the purchase of predictive dialers during the previous year.

Datascension generated a net income of $1,402,311 for the three months ended March 31, 2005, versus net income of $41,569 for the same period in 2004. The increase of $1,360,742 is a result of the increase in gross profit of $73,539, along with the increased general and administrative costs of
$301,960, coupled with minor decrease in depreciation of $43,575 and an increase in costs related to the convertible debt of $1,744,131 and other expenses of $198,543. For the three months ended March 31, 2005, DSEN has increased its working capital position by a net amount of $1,408,685 from negative $3,874,229 as of December 31, 2004 to negative $2,465,544 as of March 31, 2005. This is due to a decrease in cash of $332,747 and a decrease in prepaid expenses of $21,477, an increase in accounts receivable of $2,837, while there was also a decrease in current liabilities of $340,567 and a decrease in convertible debt, derivative and warrant liabilities of $1,419,505.

Other Significant Subsequent Events occurring after March 31, 2005:

      On May 3, 2005, DSEN filed a Current Report on Form 8-K, relating to the appointment of Mr. Robert Sandelman to the Board of Directors of DSEN.

Capital Resources and Liquidity

      On March 31, 2005 DSEN had total assets of $4,714,021 compared to $7,799,530 on March 31, 2004, a decrease of $3,085,509. The reason for the decrease in assets is a result of the distribution of the assets held for sale of $1,015,014,along with a decrease in current assets of$114,326 and a decrease in deposits of $6,751. DSEN had a total stockholders' equity of $(46,173) on March 31, 2005 compared to $6,199,739 on March 31, 2004, a decrease in equity of $6,245,912, which is in part due to the increase in current liabilities of $3,163,313 and an increase in accumulated deficit of $6,523,970,along with a net change in stock subscriptions of $326,250 related to the stock for services issued on March 31, 2005.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On March 31, 2005 DSEN had Property and Equipment of $961,120 compared to $1,927,541 on March 31, 2004,or a decrease of $966,421 which is a result of the purchase of predictive dialers for Datascension's call center operations and the write down of assets at year end.

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

The company has restated the December 31, 2004 10KSB, as well as the the March 31, 2005 10QSB, the June 30, 2005 10QSB, and the September 30, 2005 10QSB to reflect an adjustment in the treatment of the convertible debt entered into in November 2004. Management is of the opinion that while the restatements were made to the financial statements, the company still maintains effective controls over its financial statements.This restatement is viewed as a one-time error and is not reflective of the controls in place. The one time error in the accounting treatment was due to a previous interpretation of accounting rules which had subsequently changed.



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

                               Date: February 9, 2006

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

                               Date: February 9, 2006