Form 10QSB/A
period 2005-06-30
DATASCENSION INC
filed 2006-02-10
CIK 795824

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 17,232,290 outstanding, par value $.001 per share as of February 10, 2006. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of February 10, 2006.

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




				    DATASCENSION, INC.
				CONSOLIDATED BALANCE SHEETS


				ASSETS
							  Unaudited	  Audited
							   Restated	  Restated
							  6/30/2005	 12/31/2004
							------------	------------
Current Assets:

Cash							$     97,415 	$    556,593
Accounts receivable					   1,936,904 	   1,533,969
Prepaid expenses					     110,170 	     186,306
Investment in Century Innovations			     108,469 	     108,469
							------------	------------
   Total current assets					$  2,252,958 	$  2,385,337

Property and Equipment, net of accumulated
   depreciation						   1,040,431 	     681,346

Other Assets:

Asset held for sale (see notes)					   - 	   1,015,014
Website assets, net of amortization			       4,520	       4,520
Deposits						      21,649	      25,399
Goodwill						   1,692,782 	   1,692,782
							------------	------------
   Total other assets					   1,718,951 	   2,737,715
							------------	------------
Total Assets						$  5,012,340 	$  5,804,398
							============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

							  6/30/2005	 12/31/2004
							------------	------------
Current Liabilities:

Accounts payable					$    103,385 	$    135,533
Accrued expenses					   1,280,772 	   1,390,880
Notes payable, related party				      38,710	      60,038
Short term notes payable				     280,119	     121,742
Convertible debt                                             707,036         241,111
Derivative Liability                                       1,080,658       2,408,178
Warrant liability                                            544,097       1,785,877
Current portion of long-term notes payable		     105,264	     116,207
							------------	------------
   Total current liabilities				$  4,140,041 	$  6,259,566

Long-Term Debt
Long-term notes payable, net of current portion		     215,522 	     103,548
							------------	------------
  Total long-term debt					     215,522 	     103,548

  Total Liabilities					   4,355,563 	   6,363,114

Stockholders' Equity:

Common stock:

Common stock, $0.001 par value, 200,000,000
   shares authorized; 17,207,290 and 16,257,290 shares
   issued, 17,111,457 and 16,161,457 outstanding at
   June 30, 2005 and December 31, 2004, respectively	     160,825 	     159,875
  Additional paid-in capital-common stock		  11,503,345 	  11,029,295
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at December 31, 2004			 506	 	 506
  Additional paid-in capital-preferred Series B		     481,994	     481,994
  Subscriptions receivable				    (485,000)	    (119,063)
  Treasury stock, at cost; 95,833 at December 31, 2004	    (134,388)	    (134,388)
  Accumulated deficit					 (10,870,506)	 (11,976,936)
							------------	------------
Total stockholders' equity				     656,777 	    (558,716)
							------------	------------
Total Liabilities and Stockholders' Equity		$  5,012,340	$  5,804,398
							============	============





		  See accompanying notes to the financial statements

				    DATASCENSION, INC.
			   CONSOLIDATED STATEMENT OF OPERATIONS







						  For the			 For the
					      3 months ended		      6 months ended
					6/30/2005	6/30/2004	6/30/2005	6/30/2004
					Unaudited	Unaudited	Unaudited	Unaudited
					 Restated			 Restated
					---------------------------	---------------------------


Revenue	 				$ 2,492,945	$ 2,245,000 	$  4,498,557 	$ 4,279,455

Cost of Goods Sold			  1,991,148 	  1,724,903 	   3,591,084 	  3,427,221
					-----------	-----------	------------	-----------
Gross Profit				    501,797 	    520,097 	     907,473 	    852,234

Expenses:
Selling, general and administrative	$   368,187 	$   464,453 	$    848,383 	$   642,689
Depreciation				     45,731 	     85,646 	      86,997 	    170,487
					-----------	-----------	------------	-----------
Total expenses				    413,918 	    550,099 	     935,380 	    813,176
					-----------	-----------	------------	-----------
Operating Income			     87,879 	    (30,002)	     (27,907)	     39,058

Other Income (Expense):
Interest income					109	 	 62	 	 329	 	405
Forgiveness of debt				  -	 	  -	       2,962	 	  -
Other income				      3,382	      2,699 	       3,382	      4,884
Beneficial conversion feature on
  debt discount				          -		  -	           - 		  -
Interest expense			   (107,648)	    (18,049)	    (181,763)	    (48,068)
Other Income (expense) related to
  convertible                               891,502               -         2,635,633             -
Interest Income (Expense) related to
  convertible                              (167,274)              -         (322,375)             -
					-----------	-----------	------------	-----------
Total other income			    620,071   	    (15,288)	    2,138,168	    (42,779)
					-----------	-----------	------------	-----------
Net Income (loss)			$   707,950	$   (45,290)	$   2,110,261	$    (3,721)
					===========	===========	 ============	===========

Basic weighted average number
of common shares outstanding		 17,207,290 	153,411,684 	  16,732,290 	152,891,019
					===========	===========	============	===========
Diluted weighted average number
of common shares outstanding		 17,207,290 	153,411,684 	  16,732,290 	152,891,019
					===========	===========	============	===========
Basic Net Income Per Share		$      0.05	$    (0.000)	$       0.13	$    (0.000)
					===========	===========	============	===========
Diluted Net Income Per Share		$      0.05	$    (0.000)	$       0.13	$    (0.000)
					===========	===========	============	===========




		  See accompanying notes to the financial statements

				    DATASCENSION, INC.
			   CONSOLIDATED STATEMENT OF CASH FLOWS

							      For the 6 months
							6/30/2005	 6/30/2004
							Unaudited	 Unaudited
							 Restated
							-----------	 ----------
Cash Flows From Operating Activities:
Net income						$ 2,110,261	 $   (3,721)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services	 					  -	     44,000
Change in warrant liability                              (1,241,780)              -
Change in derivative liability                           (1,327,520)              -
    Depreciation and amortization                            86,997	    170,486
    (Decrease) in asset held for sale                     1,015,014		  -
    Distribution of asset held for sale                  (1,003,831)		  -
    (Increase) Decrease in accounts receivable            (402,935)	   (359,064)
    Decrease in inventory					  -	      1,892
    Increase in prepaid                                     115,173	     55,935
    Increase in deposits                                      3,750	     23,492
    Decrease in accounts payable                            (32,148)	    (79,293)
    Decrease in accrued expenses                           (110,108)	     55,387
							-----------	 ----------
Net cash used by operating activities			$  (787,127)	 $  (90,886)

Cash Flows From Investing Activities:
(Increase) Decrease in notes receivable				  - 	    141,889
Purchase of property and equipment			   (485,119)	     (4,386)
							-----------	 ----------
Net cash used by investing activities			   (485,119)	    137,503

Cash Flows From Financing Activities:
Increase in notes payable				     59,408 	   (178,100)
Increase (Decrease) in related party payable		    (21,328)	     10,661
Increase (Decrease) in convertible debt			    665,925	    	  -
Issuance of common stock				          -	     75,000
(Decrease) in line of credit					  -	     (3,948)
Increase (Decrease) in stock subscriptions		    109,063	 	  -
							-----------	 ----------
Net cash provided by financing activities		    813,068 	    (96,387)
							-----------	 ----------
Net Increase in Cash					   (459,178)	    (49,770)

Balance, Beginning					    556,593 	    122,891
							-----------	 ----------
Balance, Ending	 					$    97,415 	 $   73,121
							===========	 ==========

Interest Paid	 					$   181,763  	 $   48,068
							===========	 ==========
Taxes Paid	 					$	  - 	 $	  -
							===========	 ==========






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


In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2005, and for all periods resented not misleading have been made. The results of operations for the period ended June 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

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

During the six months ended June 30, 2005, we recorded an other income item of $2,635,633, of which, $1,337,068 (income) and $1,298,565 (income) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability. During the six months ended June 30, 2004, there was no income or expense items related to convertible debt as there was none outstanding.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2004, the estimated fair value of our derivative liability was $2.41 million, as well as a warrant liability of $1.79 million. As of December 31, 2003, there was no asset or liability related to convertible debt. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178. For the six months ended June 30, 2005, the estimated value of the company's debt features decreased to $1,080,658, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features of $1,327,520 for the six months ended June 30, 2005.


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

Additionally, if the Company is unable to deliver to the holder of Registrable Securities, then as Liquidated Damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the Purchase Price of the Notes remaining unconverted and purchase price of Shares issued upon conversion of the Notes. The Company must pay the Liquidated Damages in cash or an amount equal to two hundred percent of such cash Liquidated Damages if paid in additional shares of registered unlegended free-trading shares of Common Stock. Such Common Stock shall be valued at a per share value equal to 85% of the average of the five (5) lowest closing bid prices of the Common Stock for the twenty (20) trading days preceding the first day of each thirty (30) day or shorter period for which Liquidated Damages are payable. As of June 30, 2005, no liquidating damages have been incurred by the company.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the years ended December 31, 2004 and 2003, the Company accreted $52,300 and $0, respectively, of debt discount related to the Notes. For the six months ended June 30, 2005, the Company accreted $307,539 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.40, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2004, the company used the closing price of $0.65, the exercise price of $0.30, a 4.88 year remaining term, and a volatility of 116% In accordance with the provisions of SFAS No. 133, Accounting for
Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2004, had increased to a fair value of $1,785,877, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, which resulted in an "other expense" item of $849,163 on the Company's books. For the six months ended June 30, 2005, the warrant derivative liability had decreased to a value of $518,191, due in part to a decrease in the market value of the Company's common stock to $0.40 from $0.65 at December 31, 2004, which resulted in an "other income" item of $1,267,686 for the six months ended June 30, 2005. The company used a closing price of $0.40, an exercise price of $0.30, a 4.38 years remaining term, and a 28% volatility factor.

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

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (11/11/2004), the debt features had an estimated initial fair value of $768,225, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.40, an exercise price of $0.30, a 3.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30, 2.88 year remaining term, and a volatility of 116%. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the debt features of approximately $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178. For the six months ended June 30, 2005, the estimated value of the debt features decreased to $1,067,461, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $1,340,717 for the six months ended June 30, 2005. The company used a closing price of $0.40, an exercise price of $0.30, a 2.38 years remaining term, and a 28% volatility factor.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the six months ended June 30, 2005, the Company accreted $14,836 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 300,000 warrants at issuance (3/31/2005) was $56,785 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at March 31, 2005, the company used the closing price of $0.50, the exercise price of $0.50, a 5 year term, and a 37% volatility factor. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the six months ended June 30, 2005, the warrant liability had decreased to a value of $25,906, due in part to a decrease in the market value of the Company's common stock to $0.40 from $0.50 at March 31, 2005, which resulted in an "other income" item of $30,879. The company used a closing price of $0.40, an exercise price of $0.50, a 4.75 year remaining term, and a 28% volatility factor.

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

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, and the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (3/31/05), the debt features had an estimated initial fair value of $9,548, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at March 31, 2005, the company used the closing price of $0.50, the exercise price of $0.50, a 2.0 year term, and a 37% volatility factor. For the six months ended June 30, 2005, the estimated value of the debt features increased to $13,197, thus the company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of the debt features of $3,649. The company used a closing price of $0.40, an exercise price of $0.50, a
1.75 year remaining term, and a 28% volatility factor.

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

For the six months ended June 30, 2005, we recorded an other income item of $2,635,633, of which $1,340,717 of other income related to the decrease in value of the debt features on the $1.875 million convertible note, $1,267,686 of other income related to the decrease in warrant liability related to the warrants granted in November 2004 to the holder's of the $1.875 million convertible note, $30,879 of other income item related to the decrease in warrant liability on the warrants granted to the holders of the March 2005 $125,000 convertible note, and finally $ 3,649 of other expense related to an increase in value of the derivative liability related to the debt features of the March 2005 $125,000 convertible note. A tabular reconciliation of this adjustment follows:

For the six months ended June 30, 2005:

  $1,340,717 income, decrease in value of 2004 derivative liability
   1,267,686 income, decrease in value of 2004 warrant liability
      (3,649) expense, increase in 2005 derivative liability
      30,879 income, decrease in value of 2005 warrant liability
   ----------
  $2,635,633 other income related to convertible debt


For  the  six  months  ended  June 30, 2005,  the  company  recorded
$322,375 of interest expense related to the accretion of debt related to the convertible financing.

For the six months ended June 30, 2005:

     $307,539  of  interest  expense  related  to  accretion of 2004
	       convertible debt
       14,836  of interest expense related  to accretion of 2005
	       convertible debt
     --------
     $322,375  of interest expense related to convertible debt


NOTES PAYABLE - $200,000, MAY 2005

On May 18, 2005, the company received $200,000 in the form of a promissory note at 12% per year. The note does not specify a term for when it is due.

The balance of the carrying value of the convertible debt as of June 30, 2005 is:


$  241,111  December 31, 2004 value
   307,539  accretion of 2004 convertible debt
    58,667  original carrying value on 2005 convertible debt
    14,836  accretion of 2005 convertible debt
    84,883  interest accrual on loan minus payments of interest
  --------
$  707,036  June 30, 2005 carrying value of debt


The balance of the carrying value of the derivative liability as of June 30, 2005 is:


$2,408,178  December 31, 2004 value of derivative liability
(1,340,717) income, decrease in value of 2004 derivative liability
     9,548  original carrying value on 2005 derivative liability
     3,649  expense, increase in 2005 derivative liability
----------
$1,080,658  June 30, 2005 value of derivative liability


The balance of the carrying value of the warrant liability as of June 30, 2005 is:


$ 1,785,877  December 31, 2004 value of warrant liability
 (1,267,686) income, decrease in value of 2004 warrant liability
     56,785  original carrying value on 2005 warrant liability
    (30,879) income, decrease in 2005 warrant liability
-----------
$   544,097  June 30, 2005 value of warrant liability



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

NOTE 7 - RELATED PARTY TRANSACTIONS

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


2005:

The net loss for the six months ended June 30, 2005, was originally $(608,389), while the six months ended June 30, 2005 restated income is reported as $2,110,261,an increase of $2,718,650. This is due to an increase in other income related to the convertible debt of $2,635,633,as well as a decrease in the interest expense related to the convertible debt of $42,209, a decrease in interest expense of $41,411 and an increase in general and admin expenses of $603.

On the June 30, 2005 balance sheet, the restatement resulted from an increase in prepaid expenses of $34,929. The convertible debt in the liability section of the company's financial statements increased $707,036, an increase in the derivative liability of $1,080,658, and the warrant liability increased $544,097.

The basic income per share increased from the previously reported $(0.036) per share to $0.13 per share for the three months ended June 30, 2005, while the diluted income per share increased from the previously reported $(0.036) per share to $0.13 per share.

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

For the six months ended June 30, 2005, we recorded an other income item of $2,635,633, of which $1,340,717 of other income related to the decrease in value of the debt features on the $1.875 million convertible note, $1,267,686 of other income related to the decrease in warrant liability related to the warrants granted in November 2004 to the holder's of the $1.875 million convertible note, $30,879 of other income item related to the decrease in warrant liability on the warrants granted to the holders of the March 2005 $125,000 convertible note, and finally $ 3,649 of other expense related to an increase in value of the derivative liability related to the debt features of the March 2005 $125,000 convertible note. A tabular reconciliation of this adjustment follows:

For the six months ended June 30, 2005:

  $1,340,717 income, decrease in value of 2004 derivative liability
   1,267,686 income, decrease in value of 2004 warrant liability
      (3,649) expense, increase in 2005 derivative liability
      30,879 income, decrease in value of 2005 warrant liability
   ----------
  $2,635,633 other income related to convertible debt


For  the  six  months  ended  June  30, 2005, the  company  recorded
$322,375 of interest expense related to the accretion of debt related to the convertible financing.

For the six months ended June 30, 2005:
     $307,539  of  interest  expense  related  to  accretion of 2004
	       convertible debt
       14,836  of interest expense related  to accretion of 2005
	       convertible debt
     --------
     $322,375  of interest expense related to convertible debt

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

For the three-months, ended June 30, 2005, DSEN has generated $2,492,945 in revenues compared to $2,245,000 in revenues for the three-months ended June 30, 2004, for an increase of $247,945. The increase in revenue is a result of an increase in new clients, and an increase in our hourly billing rates.

Cost of goods sold for the three-months ended June 30, 2005 was $1,991,148 compared to $1,724,903 for the three-months ended June 30, 2004 or an increase of $266,245. This increase is a result in an increased cost of payroll, along with an increase in work with clients.

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

Interest expense for the three-months ended June 30, 2005 was $107,648 compared to $18,049 for the three-months ended June 30, 2004 an increase of $89,599. This increase includes $182,292 of non-cash interest expense associated with the beneficial conversion feature from the financing completed in November 2004, along with the balance of the increase including the amortization of the financing costs and additional interest cost related to the purchase of predictive dialers.

Datascension generated a net income of $707,950 for the three months ended June 30, 2005, versus net loss of $45,290 for the same period in 2004. The increase in gain of $753,240 is a result of increase in operating income of $117,881 as well as the other income related to the convertible debt of $891,502, which was partially offset by other income items of $740 and other expense items of $256,873.

For the three months ended June 30, 2005, DSEN has increased its working capital position by a net amount of $1,987,146 from negative $3,874,229 as of December 31, 2004 to negative $1,887,083 as of June 30, 2005. This is due to a decrease in cash of $459,178, with a corresponding increase in accounts receivable of $402,935 and a decrease in prepaid expenses of $76,136, while there was also a decrease in current liabilities of $2,119,525.

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

For the three months ended June 30, 2005, DSEN has increased its working capital position by a net amount of $1,987,146 from negative $3,874,229 as of December 31, 2004 to negative $1,887,083 as of June 30, 2005. This is due to a decrease in cash of $459,178, with a corresponding increase in accounts receivable of $402,935 and a decrease in prepaid expenses of $76,136, while there was also a decrease in current liabilities of $2,119,525.

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

      On June 30, 2005 DSEN had total assets of $5,012,340 compared to $7,764,992 on June 30, 2004, a decrease of $2,752,652. The reason for the decrease in current assets of $33,121 is due to the conversion and distribution of the DSEN's loan to Nutek Oil, Inc of $1,015,014 and write down of assets at year end 2004. DSEN had a total stockholders' equity of $656,777 on June 30, 2005 compared to $6,297,406 on June 30,2004,a decrease in equity of $5,640,629, which is in part due to the $1,015,014 conversion and distribution of the DSEN's loan to Nutek Oil, Inc., along with the net income for the six months ended June 30, 2005 of$2,110,261 and the net loss after discontinued operations for the six months ended $6,048,645 (which is determined by looking at the year end December 31, 2004 loss of $6,052,366 and removing the loss for the six months ended June 30, 2004 of $3,721).


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

                               Date: February 10, 2006

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

                               Date: February 10, 2006