Form 10QSB/A
period 2005-09-30
DATASCENSION INC
filed 2006-02-10
CIK 795824

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................     4
          Balance Sheet (unaudited).................................     F1
          Statements of Operations (unaudited)......................     F2
          Statements of Cash Flows (unaudited)......................     F3
          Notes to Financial Statements............................. F4-F10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.............................................     5

Item 3.  Controls and Procedures....................................     8


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     8

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........     8

Item 3.   Defaults upon Senior Securities...........................    10

Item 4.   Submission of Matters to a Vote of Security Holders.......    10

Item 5.   Other Information..........................................   10

Item 6.   Exhibits and Reports on Form 8-K...........................   10

Signatures...........................................................   11

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



                              DATASCENSION, INC.
                                BALANCE SHEETS
                                     AS OF
                    September 30, 2005 and December 31, 2004





                        ASSETS                          Restated	Restated
                                                 	Unaudited    	Audited
                                                         9/30/05     	12/31/04
							-----------	-----------

   CURRENT ASSETS:
Cash                                                    $   203,724	$   556,593
Accounts receivable                                       1,519,526	  1,533,969
Prepaid expenses                                             37,048	    186,306
Investment in Century Innovations                           108,469	    108,469
							-----------	-----------
   TOTAL CURRENT ASSETS                                 $ 1,868,767	$ 2,385,337

Property and Equipment, net of accumulated
   depreciation                                             995,543	    681,346

   OTHER ASSETS:

Asset held for sale (see notes)                                   -	  1,015,014
Website assets, net of amortization                           4,520	      4,520
Deposits                                                     20,249	     25,399
Goodwill                                                  1,692,782	  1,692,782
							-----------	-----------
   TOTAL OTHER ASSETS                                     1,717,551	  2,737,715

TOTAL ASSETS                                            $ 4,581,861	$ 5,804,398
                                                        ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         9/30/05     	12/31/04
   CURRENT LIABILITIES:
Accounts payable                                        $    81,211	$   135,533
Accrued expenses                                          1,383,272	  1,390,880
Notes payable, related party                                 21,000	     60,038
Short term notes payable                                    265,101	    121,742
Convertible debt, net of current portion                    867,761	    241,111
Derivative liability                                        888,509	  2,408,178
Warrant liability                                           507,977	  1,785,877
Current portion of long-term notes payable                        -	    116,207
							-----------	-----------
   TOTAL CURRENT LIABILITIES                            $ 4,014,831	$ 6,259,566

  LONG-TERM DEBT

Long-term notes payable, net of current portion             278,178	    103,548
							-----------	-----------
  TOTAL LONG-TERM DEBT                                      278,178	    103,548

  TOTAL LIABILITIES                                       4,293,009	  6,363,114

   STOCKHOLDERS' EQUITY:
  Common stock:
Common stock, $0.001 par value, 200,000,000
  shares authorized; 17,232,290 and 16,257,290
  shares issued, 17,111,457 and 16,161,457
  outstanding at September 30, 005 and December
  31, 2004, respectively				    160,825	    159,875
  Additional paid-in capital-common stock                11,503,345	 11,029,295
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at December 31, 2004                     506		506
  Additional paid-in capital-preferred Series B             481,994	    481,994
  Subscriptions receivable                                 (475,000)	   (119,063)
  Treasury stock, at cost; 95,833 at December 31, 2004     (134,388)	   (134,388)
  Accumulated deficit                                   (11,248,431)	(11,976,936)
							-----------	-----------
TOTAL STOCKHOLDERS' EQUITY                                  288,852	   (558,716)
							-----------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 4,581,861	$ 5,804,398
                                                        ===========     ===========


		The accompanying notes to the financial statements should be read in conjunction with the above financial statements.



				F-1





		             DATASCENSION, INC.
                            STATEMENT OF OPERATIONS
                                    FOR
	      Three and nine months ended September 30, 2005 and 2004




                              			  Unaudited   	  Unaudited    	  Unaudited	  Unaudited
                                   		   FOR THE	  FOR THE      	   FOR THE         FOR THE
                               			3 MONTHS ENDED  3 MONTHS ENDED  9 MONTHS ENDED	9 MONTHS ENDED
                                   		   9/30/05	   9/30/04	  9/30/05	   9/30/04
						  Restated			  Restated
						--------------	--------------	--------------	--------------


REVENUE                             		$    2,365,454  $    2,101,033	$  6,864,011	$    6,380,488

COST OF GOODS SOLD                   		     2,127,257       1,663,996	   5,718,341	     5,091,217
						--------------	--------------	------------	--------------
GROSS PROFIT                           		       238,197         437,037	   1,145,670	     1,289,271

EXPENSES:
Selling, general and administrative   		$      560,697  $      371,393	$  1,409,080	$    1,014,082
Depreciation                            		44,888          85,646	     131,885	       256,133
						--------------	--------------	------------	--------------
TOTAL EXPENSES                         		       605,585         457,039	   1,540,965	     1,270,215

OPERATING INCOME                    		      (367,388)        (20,002)	    (395,295)		19,056

OTHER INCOME (EXPENSE):
Interest income                            		   281              61	         610		   466
Forgiveness of debt                          		     -          54,039	       2,962	        54,039
Other income                             		 3,000           3,250	       6,382		 5,435
Interest expense                       		       (81,362)        (20,697)	    (263,125)	       (68,765)
Other Income(Expense) from convertible		       228,269               -	   2,863,902		     -
Interest (expense) from convertible   		      (160,725)              -	    (483,100)		     -
Other income                                 		     -               -	           -		 2,699
						--------------	--------------	------------	--------------
TOTAL OTHER INCOME                    		       (10,537)         36,653	   2,127,631		(6,126)

NET INCOME (LOSS)                   		$     (377,925) $	16,651	$  1,732,336	$	12,930

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING        		    17,207,290      15,944,790	  17,099,415	    15,510,066

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING        		    28,617,290      15,944,790	  28,390,550	    15,510,066

BASIC NET INCOME PER SHARE            		$	 (0.02) $	 0.001  $       0.10	$	 0.001

DILUTED NET INCOME PER SHARE          		$	 (0.01) $	 0.001  $       0.06	$	 0.001



		The accompanying notes to the financial statements should be read in conjunction with the above financial statements.



				F-2


                               DATASCENSION Inc.
                            STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 2005 AND 2004



                                          		  Unaudited
                                    		    For the 9 months ended
						------------------------------

                                       		     9/30/05	       9/30/04
						    Restated
						-----------------   ----------

Cash Flows From Operating Activities:
Net income                                      $	1,732,336   $   12,930
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services                                         -       44,000
   Change in warrant liability                         (1,277,900)           -
Change in derivative liability                         (1,519,669)           -
Depreciation and amortization                             131,885      256,132
 (Decrease) in asset held for sale                      1,015,014            -
 Distribution of asset held for sale                   (1,003,831)           -
(Increase) Decrease in accounts receivable      	   14,443     (212,093)
Increase in inventory                                           -        1,946
Increase in prepaid expenses                              188,295      (46,326)
Increase in deposits                                        5,150       23,492
Decrease in accounts payable                              (54,322)     (49,595)
Decrease in accrued expenses                               (7,608)      60,629
						-----------------   ----------
Net cash used by operating activities           $	 (776,207)   $	91,115

Cash Flows From Investing Activities:
(Increase) Decrease in notes receivable                         -      167,294
Purchase of property and equipment                       (485,119)     (12,897)
						-----------------   ----------
Net cash used by investing activities                    (485,119)     154,397

Cash Flows From Financing Activities:
Increase in notes payable                                 201,782     (341,121)
Increase (Decrease) in related party payable  		  (39,038)           -
Increase (Decrease) in convertible debt                   626,650            -
Increase (Decrease) in stock subscriptions   		  119,063            -
Cash in distributed subsidiary                                  -       10,661
Issuance of common stock                                        -      100,306
(Decrease) Increase in line of credit                           -   	(3,948)
						-----------------   ----------
Net cash provided by financing activities                 908,457     (234,102)
						-----------------   -----------
Net Increase in Cash                                     (352,869)      11,410

Balance, Beginning                                        556,593      122,891
						-----------------   ----------
Balance, Ending                                 $	  203,724   $  134,301
                                                =================   ==========

Interest Paid                                   $	  263,125   $	68,765
Taxes Paid                                      $		-   $	     -





		The accompanying notes to the financial statements should be read in conjunction with the above financial statements.



					F-3







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

During the nine months ended September 30, 2005, we recorded an other income item of $2,863,902, of which, $1,529,217 (income) and $1,334,685 (income) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability. During the nine months ended September 30, 2004, there was no income or expense items related to convertible debt as there was none outstanding.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2004, the estimated fair value of our derivative liability was $2.41 million, as well as a warrant liability of $1.79 million. As of December 31, 2003, there was no asset or liability related to convertible debt. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178. For the nine months ended September 30, 2005, the estimated value of the company's debt features decreased to $888,509, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features of $1,529,217 for the nine months ended September 30, 2005.



NOTE 3 - PROPERTY AND EQUIPMENT

 Property and equipment are made up of the following as of September
30, 2005:

 Equipment and machinery              $  472,500
 Office equipment                      1,068,138
 Leasehold improvements                    9,959
 Accumulated depreciation               (555,053)
                                      ----------
                                      $  995,543

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the years ended December 31, 2004 and 2003, the Company accreted $52,300 and $0, respectively, of debt discount related to the Notes. For the nine months ended September 30, 2005, the Company accreted $457,360 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.40, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2004, the company used the closing price of $0.65, the exercise price of $0.30, a 4.88 year remaining term, and a volatility of 116% In accordance with the provisions of SFAS No. 133, Accounting for
Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2004, had increased to a fair value of $1,785,877, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, which resulted in an "other expense" item of $849,163 on the Company's books. For the nine months ended September 30, 2005, the warrant derivative liability had decreased to a value of $474,525, due in part to a decrease in the market value of the Company's common stock to $0.40 from $0.65 at December 31, 2004, which resulted in an "other income" item of $1,311,352 for the nine months ended September 30, 2005. The company used a closing price of $0.32, an exercise price of $0.30, a 4.13 years remaining term, and a 54% volatility factor.

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

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (11/11/2004), the debt features had an estimated initial fair value of $768,225, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.40, an exercise price of $0.30, a 3.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30, 2.88 year remaining term, and a volatility of 116%. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the debt features of approximately $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178. For the nine months ended September 30, 2005, the estimated value of the debt features decreased to $868,156, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $1,540,022 for the nine months ended September 30, 2005. The company used a closing price of $0.32, an exercise price of $0.272, a 2.13 years remaining term, and a 54% volatility factor.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the nine months ended September 30, 2005, the Company accreted $25,740 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 300,000 warrants at issuance (3/31/2005) was $56,785 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at March 31, 2005, the company used the closing price of $0.50, the exercise price of $0.50, a 5 year term, and a 37% volatility factor. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the nine months ended September 30, 2005, the warrant liability had decreased to a value of $33,452, due in part to a decrease in the market value of the Company's common stock to $0.32 from $0.50 at March 31, 2005, which resulted in an "other income" item of $23,333. The company used a closing price of $0.32, an exercise price of $0.50, a 4.50 year remaining term, and a 54% volatility factor.

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

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, and the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (3/31/05), the debt features had an estimated initial fair value of $9,548, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at March 31, 2005, the company used the closing price of $0.50, the exercise price of $0.50, a 2.0 year term, and a 37% volatility factor. For the nine months ended September 30, 2005, the estimated value of the debt features increased to $20,353, thus the company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of the debt features of $10,805. The company used a closing price of $0.32, an exercise price of $0.50, a
1.50 year remaining term, and a 54% volatility factor.

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

For the nine months ended September 30, 2005, we recorded an other income item of $2,863,902, of which $1,540,022 of other income related to the decrease in value of the debt features on the $1.875 million convertible note, $1,311,352 of other income related to the decrease in warrant liability related to the warrants granted in November 2004 to the holder's of the $1.875 million convertible note, $23,333 of other income item related to the decrease in warrant liability on the warrants granted to the holders of the March 2005 $125,000 convertible note, and finally $10,805 of other expense related to an increase in value of the derivative liability related to the debt features of the March 2005 $125,000 convertible note. A tabular reconciliation of this adjustment follows:

For the nine months ended September 30, 2005:

  $1,540,022 income, decrease in value of 2004 derivative liability
   1,311,352 income, decrease in value of 2004 warrant liability
     (10,805) expense, increase in 2005 derivative liability
      23,333 income, decrease in value of 2005 warrant liability
   ----------
  $2,863,902 other income related to convertible debt


For the nine months ended September 30, 2005, the company recorded $483,100 of interest expense related to the accretion of debt related to the convertible financing.

For the nine months ended September 30, 2005:
     $457,360  of  interest  expense  related  to  accretion of 2004
	       convertible debt
       25,740  of interest expense related  to accretion of 2005
	       convertible debt
     --------
     $483,100  of interest expense related to convertible debt


NOTES PAYABLE - $200,000, MAY 2005

On May 18, 2005, the company received $200,000 in the form of a promissory note at 12% per year. The note does not specify a term for when it is due.

The balance of the carrying value of the convertible debt as of September 30, 2005 is:


$  241,111  December 31, 2004 value
   457,360  accretion of 2004 convertible debt
    58,667  original carrying value on 2005 convertible debt
    25,740  accretion of 2005 convertible debt
    84,883  interest accrual on loan minus payments of interest
  --------
$  867,761  September 30, 2005 carrying value of debt


The balance of the carrying value of the derivative liability as of September 30, 2005 is:


$2,408,178  December 31, 2004 value of derivative liability
(1,540,022) income, decrease in value of 2004 derivative liability
     9,548  original carrying value on 2005 derivative liability
     10,805 expense, increase in 2005 derivative liability
-----------
$   888,509 September 30, 2005 value of derivative liability


The balance of the carrying value of the warrant liability as of September 30, 2005 is:


$ 1,785,877  December 31, 2004 value of warrant liability
 (1,311,352) income, decrease in value of 2004 warrant liability
     56,785  original carrying value on 2005 warrant liability
     23,333  income, decrease in 2005 warrant liability
-----------
$   507,977  September 30, 2005 value of warrant liability


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


2005:

The net income for the nine months September 30, 2005, was originally $1,095,730, while the nine months September 30, 2005 restated income is reported as $1,732,336, an increase of $636,606. This is due to an increase in other income related to the convertible debt of $564,944, as well as a decrease in the interest expense related to the convertible debt of $47,545, and a decrease in interest expense of $24,117.

On the September 30, 2005 balance sheet, the restatement resulted from an increase in prepaid expenses of $18,238. The convertible debt in the liability section of the company's financial statements increased from $931,970 to $1,067,761, and while there was an increase in the derivative liability from $735,921 to $888,509.

The basic income per share increased from the previously reported $0.06 per share to $0.10 per share for the nine months ended September 30, 2005, while the diluted income per share increased from the previously reported $0.04 per share to $0.06 per share.

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

During the nine months ended September 30, 2005, we recorded an aggregate other income item of $2,863,902, of which, $1,529,217 (income) and $1,334,685 (income) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability. During the nine months ended September 30, 2004, there was no income or expense items related to convertible debt as there was none outstanding.

For the nine months ended September 30, 2005, we recorded an aggregate other income item of $2,863,902, of which $1,540,022 of other income related to the decrease in value of the debt features on the $1.875 million convertible note, $1,311,352 of other income related to the decrease in warrant liability related to the warrants granted in November 2004 to the holder's of the $1.875 million convertible note, $23,333 of other income item related to the decrease in warrant liability on the warrants granted to the holders of the March 2005 $125,000 convertible note, and finally $10,805 of other expense related to an increase in value of the derivative liability related to the debt features of the March 2005 $125,000 convertible note. A tabular reconciliation of this adjustment follows:

For the nine months ended September 30, 2005:

  $1,540,022 income, decrease in value of 2004 derivative liability
   1,311,352 income, decrease in value of 2004 warrant liability
     (10,805)expense, increase in 2005 derivative liability
      23,333 income, decrease in value of 2005 warrant liability
   ----------
  $2,863,902 Total of other income related to convertible debt


For the nine months ended September 30, 2005, the company recorded $483,100 of interest expense related to the accretion of debt related to the convertible financing.
For the nine months ended September 30, 2005:

$457,360 of interest expense related to accretion of 2004
	 convertible debt
  25,740 of interest expense related to accretion of 2005
	 convertible debt
--------
$483,100 Total interest expense related to convertible debt

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

Total general and administrative expenses increased to $560,697 for the three- months ended September 30, 2005 from $371,393 for the three months ended September 30, 2004, a net increase of $189,304. This increase is related to the increased insurance costs, travel expenses and administrative overhead costs.

Depreciation expense for the three-months ended September 30, 2005 was $44,888 compared to $85,646 for the three-months ended September 30, 2004, a decrease of $40,758. The decrease resulted from the disposal and write down of assets in the fourth quarter of 2004.

Interest expense for the three-months ended September 30, 2005 was $81,362 compared to $20,697 for the three-months ended September 30, 2004 an increase of $60,665. This increase is due to the amortization of the financing costs and additional interest cost related to the purchase of predictive dialers.

Datascension generated a net loss of $377,925 for the three months ended September 30, 2005, versus net income of $16,651 for the same period in 2004. The increase in losses of $394,576 is a result of the increased payroll costs, as well as the increased expenses related to the value of the derivative liabilities associated with the convertible financing the company received in November 2004, and March 2005. For the nine months ended September 30, 2005, DSEN has increased its working capital position by a net amount of $1,728,165 from negative $3,874,229 as of December 31, 2004 to ($2,146,064) as of September 30, 2005. This is due to a decrease in cash of $352,869, as well as a decrease in accounts receivable of $14,443 and a decrease in prepaid expenses of
$149,258, a decrease in accounts payable of $54,322, increase in convertible debt of $626,650, increase in short term notes payable of $143,359, a decrease in the derivative and warrant liabilities of $2,797,569, and a decrease in other current liabilities of $162,853.

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

For the nine months ended September 30, 2005, DSEN has increased its working capital position by a net amount of $1,728,165 from negative $3,874,229 as of December 31, 2004 to ($2,146,064) as of
September 30, 2005. This is due to a decrease in cash of $352,869, as well as a decrease in accounts receivable of $14,443 and a decrease in prepaid expenses of $149,258, a decrease in accounts payable of $54,322, increase in convertible debt of $626,650, increase in short term notes payable of $143,359, a decrease in the derivative and warrant liabilities of $2,797,569, and a decrease in other current liabilities of $162,853.

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

    On  September  30,  2005  DSEN had total  assets  of  $4,581,861 compared to $7,678,870 on September 30, 2004, a decrease of $3,097,009. The reason for the decrease in assets is a result of the decrease in prepaid expenses of $200,128, an increase in accounts receivable of $233,055, an increase in cash of $69,423, as well as a decrease in deposits of $8,151, and a decrease in website assets of $25,070, along with the write down of assets at year end 2004. DSEN had a total stockholders' equity of $288,852 on September 30, 2005 compared to $6,262,797 on September 30, 2004, a decrease in equity of $5,973,945, which is due in part to the $1,015,014 conversion and distribution of the DSEN's loan to Nutek Oil, Inc., the write down of discontinued operations of $1,731,001, as well as the distribution of the Company's ownership in Century Innovations of $976,221.

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

   DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital due to the fact that on November 17, 2004 we issued $1,875,000 in convertible notes, receiving net proceeds of $1,657,500.



                              20

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

                               Date: February 10 2006

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