Form 10KSB
period 2005-12-31
DATASCENSION INC
filed 2006-04-03
CIK 795824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-29087

                                 DATASCENSION, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                               87-0374623
------------------------                                   --------------
(State or other jurisdiction of                            (IRS Employer
incorporation  or  organization)                         Identification No.)

 145 State College Blvd, Suite 350   Brea, CA                  92821
-----------------------------------------------              ---------
    (Address of principal executive offices)                 (Zip Code)

                                 714-482-9750
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $9,752,935 for the fiscal year ended December 31, 2005.

      Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $3,574,480.

     As of December 31, 2005, the issuer had 17,386,388 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 10QSB/A dated February 10, 2006 The Company's report on Form 10QSB/A dated February 10, 2006 The Company's report on Form 10QSB/A dated February 9, 2006 The Company's report on Form 10KSB/A dated February 8, 2006 The Company's report on Form SB-2/A dated February 7, 2006 The Company's report on Form 8-K dated February 2, 2006
The Company's report on Form 10QSB dated November 21, 2005 The Company's report on Form 10QSB dated August 15, 2005
The Company's report on DEF 14C dated June 21, 2005
The Company's report on PRE 14C dated June 2, 2005
The Company's report on Form 10QSB dated May 16, 2005
The Company's report on Form 8-K dated May 3, 2005
The Company's report on Form 8-K dated April 28, 2005
The Company's report on Form 8-K dated April 15, 2005
The Company's report on Form 8-K dated April 14, 2005
The Company's report on Form 10KSB dated April14, 2005
The Company's report on Form 8-K dated March 8, 2005
The Company's report on Form 8-K dated March 3, 2005
The Company's report on Form 8-K dated January 6, 2005
The Company's report on Form SB-2 dated January5, 2005
The Company's report on DEF 14C dated January 4, 2005


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Description of Business....................................     6

Item 2.       Description of Properties..................................    16

Item 3.       Legal Proceedings..........................................    21

Item 4.       Submission of Matters to a Vote of Security Holders........    21

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters ..    22

Item 6.       Management's Discussion and Analysis of Financial
              Condition or Plan of Operation.............................    24

Item 7.       Financial Statements.......................................   F-1

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................    28

Item 8A.      Controls and Procedures....................................    28

Item 8B.      Other Information..........................................    28


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........    29

Item 10.      Executive Compensation.....................................    32

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............    34

Item 12.      Certain Relationships and Related Transactions.............    34

Item 13.      Exhibits and Reports on Form 8-K...........................    36

Item 14.      Principal Accountant Fees and Services.....................    37

Signatures    ...........................................................    38

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

ITEM 1.  DESCRIPTION OF BUSINESS.

   (a) Business Development

       DSEN was incorporated under the laws of the State of Nevada, on August 23, 1991, under the name Swiss Technique, Inc. The original Articles of DSEN authorized the issuance of fifty million (50,000,000) shares of common stock with a par value of $0.001. On August 23, 1991, pursuant to Section 78.486, Nevada Revised Statutes as amended, DSEN filed with the Nevada Secretary of State Articles of Merger, whereby DSEN merged with Sun Investments, Inc., a Utah corporation. On or about April 10, 1992, the Issuer, with majority shareholder vote filed Articles of Amendment to the Articles of Incorporation with the Secretary of State of Nevada, authorizing five million (5,000,000) shares of Preferred Stock each have a par value of $0.001, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors of the Corporation. DSEN in accordance with Section
78.250 of the Nevada Revised Statues and as a result of the majority consent of shareholders executed on or about March 3, 1995 changed the name from Swiss Technique, Inc., to Nutek, Inc. DSEN filed a Certificate of Amendment of Articles of Incorporation with the Secretary of State of Nevada to change its name.

       On December 24, 2003, 63.34% of the votes entitled to be cast at a meeting of DSEN's shareholders consented in writing to change the name of the corporation from Nutek Inc. to Datascension Inc. ("DSEN") The Board of Directors of Nutek, Inc. at a meeting duly convened, held on the 5th day of January, 2004, adopted a resolution to amend the original articles of incorporation for the name change.

The Company currently has a single operational subsidiary, Datascension International, Inc. DSEN had four subsidiaries which were disposed of as follows:, the non operating entities, Kristi & Co, Inc and SRC International, Inc have been discontinued and written down as of December 31, 2004. Century Innovations, Inc and Nutek Oil, Inc have been spun off as separate operating entities which are managed and operated by independent management.

Nutek Oil was disposed of by issuing a dividend of the shares held by the parent company to the shareholders of the parent company. The stock dividend was distributed to owners of the Company's common stock as of the record date in a ratio of one share of dividend stock in the subsidiary for every 500 shares of common stock owned in Datascension, Inc.

Century Innovations was disposed of by issuing a dividend of the shares held by the parent company to the shareholders of the parent company. The stock dividend was distributed to owners of the Company's common stock as of the record date in a ratio of one share of dividend stock in the subsidiary for every 300 shares of common stock owned in Datascension, Inc.

DSEN previously distributed a portion of its ownership to Datascension shareholders. The Company has additionally distributed all but 10% of its ownership in Century to Century as Treasury Stock on the books of Century. It will remain as Treasury Stock on the books of Century until the effectiveness of a Form 10 registration to be filed by Century for the shares. Within sixty
(60) days of the Form 10's effectiveness, Century will work with the Company to distribute the shares to the then current Datascension shareholders.

(A) Datascension International Inc., conducts telephone market research and provides data entry services for third parties;

       DSEN's mailing address is: 145 State College Blvd, Suite 350, Brea, CA 92821, phone number: 714-482-9750. The Company websites can be found at www.datascension.com

   (b) Business of Issuer

    On July 2, 2001, the DSEN acquired 100% of the issued and outstanding stock of Datascension International. Datascension International is a data gathering and research company. Its expertise is in the collection, storage, processing and interpretation of data. Datascension International's management team has over 30 years of experience in working with clients to gather the information they need to make changes or advancements to their operations. Datascension International services a variety of industries and customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to customer service, quality assurance and on-time project management.

1) Principal Products, Services and Principal Markets.

Services

Telephone Interviewing (CATI or Paper)
Currently, Datascension's CATI telephone facility employs approximately 551 part- and full-time telephone interviewers, many of whom are bilingual in Spanish and English. Datascension and other leading research agencies have found that streamlining their systems with integrated CATI and automatic dialing capabilities have resulted in quicker turnaround, lower costs and increased field capacity for phone research projects.

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

To that end, we contract a number of bilingual interviewers who are skilled in conducting research in both Spanish and English.

Major Clients
DSEN has two major clients, The National Research Group which accounts for about 10% of sales each year and Sandelman & Associates, which accounts for about 25% of sales each year.

       All of the revenue generated is from our Datascension International subsidiary, with about 91% of the revenue from the telephone interviewing with approximately 5.3% coming from the data services and programming division. Customers are located through referrals from existing customers and from leads generated by our sales staff.

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

2) Employees/Contract workers

       DSEN currently has both employees and contracted help. The employees and located domestically and the contract workers arfe located internationally. In total we have six hundred twelve (612) individual working for DSEN, of which two (2) are Officers of DSEN as of December 31, 2005. Of the 612 employees, 7 are full-time. As DSEN continues to grow and offer additional services and retain additional clients, it will need to add both full-time and part-time employees/contract workers.

3) Competition and Risk Factors

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

       We currently face significant competition for outsourced market research services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality and interviewing skills, the ability to develop customized designs and technological and industry expertise. While numerous companies provide market research services, we believe our principal competitors include our clients' own in-house market research groups, including, in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications industries or entrants in geographic locations with lower costs than those in which we operate.

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

       Many of our clients could terminate their relationship with us or reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. The services we provide to a client could be reduced if the client were to change its outsourcing strategy. Clients may move more market research functions in-house, to an affiliated outsourcing provider or to one of our competitors. Clients may reduce spending on outsourcing services due to changing economic conditions or financial challenges, or political or public relations pressures to reduce or eliminate offshore outsourcing of business processes. If our clients are not successful or if they experience any significant decrease in their businesses, the amount of business they outsource and the prices that they are willing to pay for such services may be diminished and likely would result in reduced revenues for us. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

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

       - the extent to which we incur expenses in a given period in anticipation of increased demand in future periods, and the extent to which that demand materializes;

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

       The loss of the services of Scott Kincer, our Chief Executive Officer and Chief Financial Officer; or Joseph Harmon, our Vice President of Sales and Marketing, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals.

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

       We derived approximately 44% of our total net revenues from three clients in fiscal 2005. If we were to lose, or if there were a material reduction in business from, these clients or our other significant clients, our net revenues might decline substantially.

       Our ten largest clients accounted for approximately $6.9 million, or approximately 71%, of our total net revenues for the year ended December 31, 2005. If we lose business from any of our top ten clients, our net revenues may decline substantially.

15. We could cause disruptions to our clients' business from inadequate service, and our insurance coverage may be inadequate to cover this risk.

       Most of our contracts with our clients contain service level and performance requirements, including requirements relating to the timing and quality of responses to market research. The quality of services that we provide is measured by quality assurance ratings, which are based in part on the results of customer satisfaction and direct monitoring of interactions between our professionals and customers. Failures to meet service requirements of a client could disrupt the client's business and result in a reduction in revenues or a claim for damages against us. For example, some of our agreements have standards for service that, if not met by us, result in lower payments to us. In addition, because many of our projects are business-critical projects for our clients, a failure or inability to meet a client's expectations could seriously damage our reputation and affect our ability to attract new business. Under our contracts with our major clients and many of our contracts with other clients, our liability for breaching our obligations is generally limited to actual damages up to a portion of the fees paid to us. To the extent that our contracts contain limitations on liability, such contracts may be unenforceable or otherwise may not protect us from liability for damages. While we maintain general liability insurance coverage, this coverage may be inadequate to cover one or more large claims, and our insurer may deny coverage.

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

       We believe that our existing cash and cash equivalents will be sufficient to support our anticipated cash needs through 2006. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

In addition, our obligation to issue shares upon conversion of our convertible notes is essentially limitless. The following gives examples of the number of shares that would be issued if the $2,000,000 of convertible notes in this offering were converted at one time at prices representing 25%, 50%, and 75% below the current market price (assuming a conversion price to the note holders of $0.30. As of December 31, 2005, we had 17,386,388 (post-split) shares of common stock outstanding.


              Price                          Number      % of
% Below       Per            With Discount   of Shares   Outstanding
Market        Share          at 15%          Issuable    Stock
25%           $0.225         $0.191          10,471,204     61%
50%           $0.15          $0.1275         15.686.274     91%
75%           $0.075         $0.06375        31,372,549    182%


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

       DSEN's shares of Common Stock are "penny stocks" as defined in the Exchange Act, which are quoted in the over the counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker dealers. For example, broker dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

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

       DSEN anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, DSEN does not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of DSEN's Board of Directors and will depend on DSEN's general business condition.

6. The market price for our common stock may be volatile, making an investment in DSEN risky.

       The market price for our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

      - actual  or anticipated fluctuations in our quarterly operating results,
      - announcements of new services by us or our competitors,
      - changes  in the economic performance  or  market  valuations  of  other companies involved in call center services or market research services,
      - announcements  by  our  competitors  of  significant  acquisitions, new strategic alliances, joint ventures or capital commitments,
      - additions or departures of key personnel,
      - potential litigation,  or
      - economic conditions in the outsourced call center market.




ITEM 2.  DESCRIPTION OF PROPERTY.

The address of the principal office is 5,102 square feet of office space at 145
S. State College Blvd, Suite 350 Brea California 92821 with aggregate monthly rent of approximately $8,724. Combined rent recorded during 2005 and 2004 respectfully was $151,439 and $165,894.

      The address of the Costa Rica facility is: Datascension, SA Mall San Pedro Ofimall, San Jose, Costa Rica. This office is approximately 20,000 square with an aggregate monthly rental of $20,000. The facility is leased on a month to month basis.

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

      DSEN is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

      Period                            High       Low

      Calendar Year 2003

      March 31, 2003                     0.80      0.40
      June 30, 2003                      1.10      0.40
      September 30, 2003                 1.00      0.70
      December 31, 2003                  0.90      0.60

      Calendar Year 2004

      March 31, 2004                     2.50      0.60
      June 30, 2004                      1.20      0.50
      September 30, 2004                 0.60      0.40
      December 31, 2004                  0.90      0.35

      Calendar Year 2005

      March 31, 2005                     0.09      0.21
      June 30, 2005                      0.50      0.39
      September 30, 2005                 0.48      0.27
      December 31, 2005                  0.35      0.22


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

      As of December 31, 2005, DSEN had seventeen million, three hundred eighty six thousand, three hundred and eighty-eight (17,386,388) shares of its $.001 par value common voting stock issued and outstanding which are held by seven hundred and nineteen (719) shareholders of record. There are no preferred shares issued and outstanding.

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

Reverse Split

      On November 4, 2004, Datascension Inc., announced its board of directors has authorized a reverse split of the company's common stock at a ratio of one-for-ten.

      The reverse split, which was approved by the Company's stockholders at the last shareholder meeting, took effect on November 5, 2004. Each ten shares of the Company's issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued. Holders of fractional shares received shares rounded to the nearest whole share.

      The Reverse Stock Split affected all of stockholders uniformly and did not affect any stockholder's percentage ownership interests in the company or proportionate voting power, except to the extent that the Reverse Stock Split resulted in any of the stockholders becoming entitled to a fractional share.

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

Securities Authorized for Issuance under Equity Compensation Plans

There were no options granted or exercised by the directors and executive officers during the year ended December 31, 2005.


Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2005, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

On March 31, 2005, DSEN issued a $125,000 Convertible Debenture, pursuant to a Securities Purchase Agreement (the "Agreement") to one (1) entity the Longview Fund LP. In addition, DSEN issued a common stock purchase warrant to purchase 300,000 post reverse shares of DSEN common stock at an exercise price of $.50 per share. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment as well as accredited investors.

During the year ended December 31, 2005, 1,250,000 post-split shares of restricted common stock valued at $.05 per share were issued to five (5) individuals, pursuant to a consulting agreement in connection with which we received certain services. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

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

Issuer Repurchases

      We did not make any repurchases of our equity securities during the year ending December 31, 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

      The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

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

During the year ended December 31, 2005, we recorded an other income item of $2,978,779, of which, $1,414,618 and $1,564,161 related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability. During the year ended December 31, 2004, we recorded an other expense item of $2,489,116, of which, $1,639,953 (expense) and $849,163 (expense) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2005, the estimated fair value of our derivative liability was $1,003,106, as well as a warrant liability of $278,502. As of December 31, 2004, the estimated fair value of our derivative liability was $2.41 million, as well as a warrant liability of $1.79 million. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility
(utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2005, the company used the closing price of $0.24 and the exercise price of $0.30 for the 3,125,000 and $0.50 for the 300,000 warrants. For the year ended December 31, 2005, due in part to an decrease in the market value of the Company's common stock to $0.24 from $0.65 at December 31, 2004, the Company recorded an "other income" item on the consolidated statement of operations for the change in fair value of $2,978,779. At December 31, 2005, the estimated fair value of the derivative liability was approximately $1 million. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178.



Plan of Operation

 (a) Cash Requirements

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

DSEN has a contractual restriction on its ability to incur debt. Pursuant to subscription agreement for this funding, DSEN cannot file any registration statements or amend any already filed registration statement, including but not limited to Form S-8, with the Commission or with state regulatory authorities without the consent of the note holders until the sooner of (i) this registration statement shall have been current and available for use in connection with the public resale of the underlying shares and warrant shares for 365 days, (ii) until all the shares being registered have been resold or transferred by the note holders pursuant to this registration statement or Rule 144, without regard to volume limitations (i.e. Rule 144k), or (iii) the date the note has been fully paid.

A result of this restriction is that any additional funds needed with most likely have to be provided by the current note holders.

In the event that we are required to repay the balance of these notes in cash on demand, we would be forced to seek additional funding which would probably be at a large discount. If we were unable to obtain the additional funding, we may be forced to close down operations (see risk factors for addition discussion).


Expected Significant Changes in the Number of Contract Workers

DSEN does not expect any significant change in the number of Contract workers over the next 12 months of operations. As noted previously, DSEN currently coordinates most operations using part time employees, consultants and contract labor.

In the next twelve months, the company's goal is to secure funding for the development and build out of a new call center to allow for additional capacity, while continuing to focus on the inbound and programming initiatives. Over the next 24 months the company's focus is on expanding our client base to meet or exceed the capacity a new space will provide us, while also seeking a strategic acquisition.

Managements Discussion and Analysis of Financial Condition and Results of Operations

      For the calendar year, ended December 31, 2005, the Company has generated $9,752,935 in revenues and generated a gross profit of $2,119,295 for the same period. This compares to $8,471,440 in revenues and a profit of $1,399,656 for the calendar year ended December 31, 2004. For the calendar year ended December 31, 2005, the Company has increased its working capital position by $1,976,118 from a negative $3,874,229 as of December 31, 2004 to a negative $1,898,111 as at December 31, 2005.

      Analysis of the calendar year ended December 31, 2005 compared to the calendar year ended December 31, 2004.

      Net income was $1,821,798 for the calendar year ended December 31, 2005 compared to a loss of $4,321,365 for the calendar year ended December 31, 2004, an increased gain of $6,143,163. The increase in net income was attributable to the increase in revenue for an increase in operating income of $1,417,883 and an increase in other income of $4,725,281.

      Total expenses decreased to $2,331,807 for the calendar year ended December 31, 2005 from $3,030,051 for the calendar year ended December 31, 2004, a decrease of $698,244. The decrease in expenses related to the shutting down of the Nevada location, which included a reduction in overhead, as well as a decrease in depreciation of $80,363.

      Depreciation expense for the calendar year ended December 31, 2005 was $190,530 compared to $270,893 for the calendar year ended December 31, 2004, a decrease of $80,363.

      Interest expense for the calendar year ended December 31, 2005 was $313,421 compared to $216,507 for the calendar year ended December 31, 2004 an increase of $96,914 which was a result of the higher interest accruing debt being a liability on the books of the company for twelve months in 2005 and only 2 months in 2004.

Liquidity and Capital Resources

Liquidity

For the calendar year ended December 31, 2005, DSEN has increased its working capital position by a net amount of $1,898,111 to negative $1,976,118 as of December 31, 2005 from negative $3,874,229 as of December 31, 2004 as a result of the decrease in liabilities related to the convertible debt.

Management believes that its revenues from operations and collections on accounts receivable will meet its minimum general and administrative cost requirements and provide the basic liquidity DSEN needs to operate at current levels over the next twelve months. Currently, DSEN has a monthly cost requirement of approximately $202,369 for operations and is expecting monthly cash flow in 2006 of $213,303. The short term source of liquidity is from operations. Any long term needs that are above and beyond what is derived from operations would come from outside sources. The long term needs and possible sources of funds are not identified at this time. If required, DSEN could stop growing and hold operations at the current level without any need for additional funding. However, additional funding will be required to execute its business plan of expanding the Costa Rica operations in order to expand the inbound call center initiative. The balance of the funding required to execute DSEN's planning will need to be obtained from other sources such as debt or the sale of additional equity.

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

On December 31, 2005 DSEN had total assets of $5,406,993 compared to $5,804,398 on December 31, 2004, a decrease of $397,405. The reason for the decrease in assets is a result of the decrease in cash of $281,306, an increase in receivables of $720,109, a decrease in prepaid expenses of $71,557, with a corresponding increase in net property and equipment of $255,513 and a decrease in assets held for sale of $1,015,014. DSEN had a total stockholders' equity of $616,414 on December 31, 2005 compared to $(558,716) on December 31, 2004, an increase in equity of $1,175,130.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On December 31, 2005 DSEN had Property and Equipment of $936,859 compared to $681,346 on December 31, 2004, or an increase of $255,513.

The fixed and ongoing expenses of Datascension are as follows:

Accounts Payable and Accrued Liabilities

The Company has $135,467 in accounts payable and approximately $1,766,493 in accrued payroll costs for the operations of the California, Costa Rica, and Dominican Republic location as of December 31, 2005.

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2005:

Note payable to a vendor, monthly payments of $348
inclusive of 7% annual interest through September 2006,
secured by equipment.                                		$     5,715



Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2007, secured by equipment.                      	    238,572
								-----------
                                                           	    244,287
Less current portion                                     	   (104,402)
								-----------
                                                   		$   139,885
								===========

Principal maturities are as follows:

      Twelve months ended December 31,
                       2006  $    33,893
                       2007       65,530
			     -----------
                             $    99,423
			     ===========

Additionally, the company has the following short term notes payable as of December 31, 2005.

      Dell Financial Services	$   1,966
      Wells Fargo Credit Card      45,492
      Advanta Credit Card           9,579
                                ---------
           Total                   57,037

At December 31, 2004, aggregate future minimum payments under these leases, are as follows:

                 Twelve months ended December 31,
           2006                         $     133,259
           2007                               105,773
           2008                               105,773
           2009                                     -
           Thereafter                               -
					-------------
           Total minimum lease payments $     344,805
					=============

For the year ended December 31, 2005, we recorded an other income item of $2,978,779, of which $1,432,250 of other income related to the decrease in value of the debt features on the $1.875 million convertible note, $1,523,789 of other income related to the decrease in warrant liability related to the warrants granted in November 2004 to the holder's of the $1.875 million convertible note, $40,372 of other income item related to the decrease in warrant liability on the warrants granted to the holders of the March 2005 $125,000 convertible note, and finally $17,632 of other expense related to an increase in value of the derivative liability related to the debt features of the March 2005 $125,000 convertible note. A tabular reconciliation of this adjustment follows:

For the year ended December 31, 2005:

  $1,432,250 income, decrease in value of 2004 derivative liability
   1,523,789 income, decrease in value of 2004 warrant liability
     (17,632)expense, increase in 2005 derivative liability
      40,372 income, decrease in value of 2005 warrant liability
   ----------
  $2,978,779 other income related to convertible debt


For the year ended December 31, 2005, the company recorded $641,065 of interest expense related to the accretion of debt related to the convertible financing.


For the year ended December 31, 2005:

     $604,608 of  interest  expense  related  to  accretion of 2004 convertible debt
       36,457 of interest  expense  related  to  accretion  of 2005 convertible debt
     --------
     $641,065 of interest expense related to convertible debt


The balance of the carrying value of the convertible debt as of December 31, 2005 is:


$  241,111  December 31, 2004 value
   604,608  accretion of 2004 convertible debt
    58,667  original carrying value on 2005 convertible debt
    36,457  accretion of 2005 convertible debt
   213,630  interest accrual on loan minus payments of interest
  --------
$1,153,723  December 31, 2005 carrying value of debt


The balance of the carrying value of the derivative liability as of December 31, 2005 is:


$2,408,178  December 31, 2004 value of derivative liability
(1,432,250) income, decrease in value of 2004 derivative liability
     9,548  original carrying value on 2005 derivative liability
    17,632  expense, increase in 2005 derivative liability
        (2) rounding
-----------
$1,003,106  December 31, 2005 value of derivative liability


The balance of the carrying value of the warrant liability as of December 31, 2005 is:


$ 1,785,877  December 31, 2004 value of warrant liability
 (1,523,789) income, decrease in value of 2004 warrant liability
     56,785  original carrying value on 2005 warrant liability
    (40,371) income, decrease in 2005 warrant liability
-----------
$   278,502  December 31, 2005 value of warrant liability


Fixed recurring Selling, General and Administrative expenses would be as follows:

          Estimated monthly average
                                             2005

  Salaries and Benefits                    $121,912
  Rent                                     $ 38,814
  Equipment Lease/Rental                   $ 17,227
  Telephone and Communications             $  5,931
  Licensing Fees                           $ 15,882
  Other                                    $  2,603
                                           --------
  Total Monthly Fixed SG&A costs           $202,369


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

Material Commitments for Capital Expenditures.

The Company has made no material commitments for future expansion. When potential expansion or the need for expansion arises, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease or expand the current facilities, in light of the Company's business planning at that time.

      The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Registrant's business, there are no trends in the nature of its capital resources which could be considered predictable.

Inflation

      The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off-Balance Sheet Arrangements.

      The company currently does not have any off-balance sheet arrangements.

Safe Harbor

      The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, highly speculative nature of oil and gas exploration and development, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS.

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2004 & 2005                      F-3


FINANCIAL STATEMENTS:

     Balance Sheets                                                 F-5

     Statements of Operations                                       F-6

     Statement of Changes in Stockholders' Equity                   F-7

     Statements of Cash Flows                                       F-8


NOTES TO FINANCIAL STATEMENTS:                                      F-9

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Datascension, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Datascension, Inc., as of December 31, 2005 and 2004, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datascension, Inc. as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Larry O'Donnell, CPA, P.C.
March 20, 2006





                              DATASCENSION, INC.
                                BALANCE SHEETS
                                     AS OF
                    December 31, 2005 and December 31, 2004


ASSETS
                                                          AUDITED      AUDITED
                                                                       RESTATED
                                                          12/31/05     12/31/04
						       ------------ ------------
   CURRENT ASSETS:
Cash                                                   $    275,287 $   5 56,593
Accounts receivable                                       2,254,078    1,533,969
Prepaid expenses                                            114,749      186,306
Note receivable, related party                                    -            -
Investment in Century Innovations                           108,469      108,469
						       ------------ ------------
Current portion of notes receivable                               -            -
						       ------------ ------------
   TOTAL CURRENT ASSETS                                $  2,752,583 $  2,385,337

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   depreciation                                             936,859      681,346

   OTHER ASSETS:
Asset held for sale (see notes)                                   -    1,015,014
Website assets, net of amortization                           4,520        4,520
Deposits                                                     20,249       25,399
Goodwill                                                  1,692,782    1,692,782
						       ------------ ------------
   TOTAL OTHER ASSETS                                     1,717,551    2,737,715
						       ------------ ------------
TOTAL ASSETS                                           $  5,406,993 $  5,804,398
						       ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       RESTATED
                                                          12/31/05     12/31/04
						       ------------ ------------
   CURRENT LIABILITIES:
Accounts payable                                       $    135,467 $    135,533
Accrued expenses                                          1,766,493    1,390,880
Notes payable, related party                                  9,000       60,038
Short term notes payable                                    200,000      121,742
Convertible debt                                          1,153,723      241,111
Derivative liability                                      1,003,106    2,408,178
Warrant Liability                                           278,502    1,785,877
Current portion of long-term notes payable                  104,402      116,207
						       ------------ ------------
   TOTAL CURRENT LIABILITIES                           $  4,650,694 $  6,259,566

  LONG-TERM DEBT



Long-term notes payable, net of current portion             139,885      103,548
						       ------------ ------------
  TOTAL LONG-TERM DEBT                                      139,885      103,548

  TOTAL LIABILITIES                                       4,790,579    6,363,114

   STOCKHOLDERS' EQUITY:
  Common stock:
Common stock, $0.001 par value, 200,000,000
   shares authorized; 17,482,221 and 16,257,290 shares
   issued, 17,386,388 and 16,161,457 outstanding at
   December 31, 2005 and 2004, respectively                 161,100      159,875
  Additional paid-in capital-common stock                11,563,045   11,029,295
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at December 31, 2004                     506          506
  Additional paid-in capital-preferred Series B             481,994      481,994
  Subscriptions receivable                                 (296,875)    (119,063)
  Treasury stock, at cost; 95,833 at December 31, 2004     (134,388)    (134,388)
  Accumulated deficit                                   (11,158,968) (11,976,936)
						       ------------ ------------
TOTAL STOCKHOLDERS' EQUITY                                  616,414     (558,716)
						       ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  5,406,993 $  5,804,398
						       ============ ============

                See accompanying notes to financial statements

                              DATASCENSION, INC.
                            STATEMENT OF OPERATIONS
                                FOR YEARS ENDED
                    December 31, 2005 and December 31, 2004

                                                  AUDITED     		AUDITED
                                                              		RESTATED
                                                  FOR THE     		FOR THE
                                                  YEAR ENDED  		YEAR ENDED
                                                  12/31/05     		2004
						  ------------		------------
REVENUE                                           $  9,752,935   	$  8,471,440

COST OF GOODS SOLD                                   7,633,641    	   7,071,784
						  ------------		------------
GROSS PROFIT                                         2,119,295    	   1,399,656

EXPENSES:
Selling, general and administrative               $  2,141,277   	$  2,430,666
Depreciation                                           190,530      	     270,893
Asset impairment                                             -      	     328,492
						  ------------		------------
TOTAL EXPENSES                                       2,331,807    	   3,030,051
						  ------------		------------
OPERATING INCOME                                      (212,512)  	  (1,630,395)

OTHER INCOME (EXPENSE):
Interest income                                            610          	 743
Forgiveness of debt                                      2,962       	      55,000
Other income                                             6,446       	      11,210
Interest expense                                      (313,421)    	    (216,507)
Other Income (Expense) related to convertible        2,978,779  	  (2,489,116)
Interest income (expense) related to convertible      (641,065)     	     (52,300)
						  ------------		------------
TOTAL OTHER INCOME                                   2,034,311  	  (2,690,970)
						  ------------		------------
NET INCOME (LOSS)                                 $  1,821,798 		$ (4,321,365)
						  ============		============
   DISCONTINUED OPERATIONS                        $	     - 		$ (1,731,001)

NET INCOME (LOSS) AFTER DISCONTINUED OPERATIONS   $  1,821,798 		$ (6,052,366)
						  ============		============
BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                        18,145,903   	  15,671,867
						  ============		============
DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                        40,965,903   	  16,594,223
						  ============		============
BASIC NET INCOME PER SHARE                        $	  0.10      	$      (0.28)
						  ============		============
DILUTED NET INCOME PER SHARE                      $	  0.04      	$      (0.26)
						  ============		============
DISCONTINUED - BASIC                              $	     -      	$      (0.11)
						  ============		============
NET INCOME AFTER DISCONTINUED - BASIC             $	  0.10      	$      (0.39)
						  ============		============
DISCONTINUED - DILUTED                            $	     -      	$      (0.10)
						  ============		============
NET INCOME AFTER DISCONTINUED - DILUTED           $	  0.04     	$      (0.36)
						  ============		============

                See accompanying notes to financial statements

                               DATASCENSION Inc.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR YEARS ENDED
                    December 31, 2005 and December 31, 2004
				AUDITED

                                Common         Common        Additional    Preferred-A      Preferred      Preferred
                                Stock          Stock         Paid-in       Add. Paid        Stock Shares   Stock
                                Shares         Amount        Capital       In Capital       Series B       Series B
				-----------    ---------     ------------  -----------	    -----------	   ---------

Balance at December 31, 2003    150,552,069    $ 150,551.79  $ 10,802,059  $	    (0)         508,500          509

Prior period adjustment

Sale of Stock                     1,875,000        1,875           73,125            -                -            -

Settlement of Series B              500,000          500           25,500            -           (2,600)        (2.6)

Distribution / Sale of Nutek              -            -                -            -                -            -
Oil Ownership

Adjustment for Preferred          3,950,000        3,950           (3,950)           -                -            -
Converted

Additional shares issued          1,100,000        1,100            9,400            -                -            -
related to prior contract

Additional cost for dialers         520,833          521            7,812            -                -            -

Investment not recorded in          225,000          225                -            -                -            -
prior qtr

Issuances for Services              850,000    $     850     $    115,350

Reverse Stock Split - Balance    15,957,290    $ 159,575     $ 11,029,295  $	    (0)         505,900     $	 506

Issuances for Services              300,000          300

Distribution of Century
Innovations

Century no longer
consolidated

Write down of assets

Move receivable to subscribed
stock

Net Profit for Year
Ended December 31, 2004                   -            -                -            -                -            -
				-----------    ---------     ------------  -----------	    -----------	   ---------
Balance at December 31, 2004     16,257,290    $ 159,875     $ 11,029,295  $	    (0)         505,900    $	 506
				===========    =========     ============  ===========	    ===========	   =========
Stock issued for services           950,000    $     950          474,050

Settlement and Distribution
of Nutek Oil

Settlement of subscribed
stock

Stock issued for services           300,000    $     300      $	   59,700

Rounding error                      (25,069)   $     (25)

Net Profit for Year
Ended December 31, 2005                   -            -                -            -                -            -
				-----------    ---------     ------------  -----------	    -----------	   ---------
Balance at December 31, 2005     17,482,221    $ 161,100     $ 11,563,045  $	     -          505,900    $	 506
				===========    =========     ============  ===========	    ===========	   =========



                                Preferred-B                                 Non-Controlling
                                Add. Paid       Treasury      Subscribed    Interest            Income         Total
                                In Capital      Stock         Stock         In Subsidiary       Deficit        Equity
				-----------	----------    -----------   ---------------	------------   ------------

Balance at December 31, 2003    $   507,992 	$ (134,388)   $  (153,750)  $	    311,136 	$ (5,190,486)  $  6,293,623

Prior period adjustment                                                                        	     219,709        219,709

Sale of Stock                             -              -              -                 -                -         75,000

Settlement of Series B              (25,997)             -              -                 -                -              -

Distribution / Sale of Nutek              -              -              -          (311,136)         (83,708)      (394,844)
Oil Ownership

Adjustment for Preferred                  -              -              -                 -                -              -
Converted

Additional shares issued                  -              -              -                 -                -         10,500
related to prior contract

Additional cost for dialers               -              -              -                 -                -          8,333

Investment not recorded in                -              -              -                 -                -            225
prior qtr

Issuances for Services                                                                                       	    116,200

Reverse Stock Split - Balance    $  481,994     $ (134,388)   $  (153,750)   $		  0     $ (5,054,485)  $  6,212,546

Issuances for Services                                                                                           	300

Distribution of Century                                                                      	    (976,221)      (976,221)
Innovations

Century no longer                                                                              	     106,137        106,137
consolidated

Write down of assets                                              153,750                                      	    153,750

Move receivable to subscribed                                    (119,063)                                    	   (119,063)
stock

Net Profit for Year
Ended December 31, 2004                   -              -              -                 -       (6,052,366)	 (6,052,366)
				-----------	----------    -----------   ---------------	------------   ------------

Balance at December 31, 2004    $   481,994 	$	 -    $  (134,388)  $	   (119,063)    $(11,976,936)  $   (674,917)
				===========	==========    ===========   ===============	============   ============

Stock issued for services                                     $  (475,000)                                            	  -

Settlement and Distribution                                                                	  (1,003,831)	 (1,003,831)
of Nutek Oil

Settlement of subscribed                                      $   297,188                                      	    297,188
stock

Stock issued for services                                                                                     	     60,000

Rounding error                                                                                                  	(25)

Net Profit for Year
Ended December 31, 2005                   -              -              -                 -        1,821,798      1,821,798
				-----------	----------    -----------   ---------------	------------   ------------

Balance at December 31, 2005    $   481,994 	$ (134,388)   $  (296,875)  $		  0 	$(11,158,968)  $    500,213
				===========	==========    ===========   ===============	============   ============

                See accompanying notes to financial statements

                               DATASCENSION Inc.
                            STATEMENT OF CASH FLOWS
                                FOR YEARS ENDED
                    December 31, 2005 and December 31, 2004

                                                          AUDITED           	AUDITED
                                                                            	RESTATED
                                                     	  FOR THE YEAR		FOR THE YEAR
							  ENDED			ENDED
							  12/31/05          	12/31/04
							  ------------		------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  1,821,798    	$ (6,052,366)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued for services                                         60,000               135,333
    Discontinued operations / impairment of assets                   -             1,688,070
    Impairment of assets                                             -               328,492
    Noncash expenses associated with convertible debt                -             2,489,116
Change in warrant liability                                 (1,507,375)              936,714
Change in derivative liability                              (1,405,072)              768,225
Depreciation and amortization                                  190,530               270,893
 (Decrease) in asset held for sale                           1,015,014                     -
 Distribution of asset held for sale                        (1,003,831)                    -
(Decrease) Increase in contingent liabilities                        -              (338,461)
 Forgiveness of debt                                                 -               (55,000)
(Increase) Decrease in accounts receivable                    (720,108)             (446,275)
Increase in prepaid expenses                                   110,596                 8,317
Increase in deposits                                             5,150                26,493
Decrease in accounts payable                                       (66)             (142,489)
Decrease in accrued expenses                                   375,613             1,208,503
							  ------------		------------
NET CASH USED BY OPERATING ACTIVITIES                     $ (1,057,750)         $    825,565

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in notes receivable                              -                 7,050
Purchase of property and equipment                            (485,119)             (219,996)
							  ------------		------------
Purchase of intangible assets                                        -                     -
							  ------------		------------
NET CASH USED BY INVESTING ACTIVITIES                         (485,119)             (212,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                                      102,800               222,899
Increase (Decrease) in related party payable                   (51,038)             (268,502)
Increase (Decrease) in convertible debt                        912,612               241,111
Increase (Decrease) in stock subscriptions                     297,188                     -
Issuance of common stock                                             -                75,225
(Decrease) Increase in line of credit                                -              (449,650)
							  ------------		------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,261,563              (178,917)
							  ------------		------------
NET INCREASE IN CASH                                          (281,307)              433,702

BALANCE, BEGINNING                                             556,593               122,891
							  ------------		------------
BALANCE, ENDING                                           $    275,286          $    556,593
							  ============		============
INTEREST PAID                                             $     68,765          $     97,728
							  ============		============
TAXES PAID                                                $	     -          $          -
							  ============		============

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

Revenue Recognition
We recognize revenues when survey data when the work is completed (survey completed) in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to approximately eight weeks. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are required to estimate contract losses, if any, and provide for such losses in the period they are determined and estimable. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed surveys to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short and no single project accounts for a significant portion of our revenue.

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

Advertising
Advertising costs are expensed when incurred. Advertising for the year ended December 31, 2005 amounted to $3,210.

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

The  Company operates in  one  segment,  the  market  research  industry.   The
majority of the Company's customers are located within the United States of America.

During the year ended December 31, 2005, the Company had three major clients which accounted for 20%, 13% and 11%, respectively, of the sales for the year. Management does not believe the loss of these clients would materially affect the ability to conduct and sell market research.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. The statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2005 and 2004:


                                                  2005        	     2004
					      -----------	------------
      Net income (loss), as reported          $ 1,821,798 	$ (6,052,366)
      Add:  Stock-based employee
           compensation expense
          included in reported loss,
          net of related tax effects                   --           	  --
      Deduct:  Total stock-based employee
          Compensation expense determined
          under fair value based methods
          for all awards, net of related
          tax effects                                  --  	    (202,991)
					      -----------	------------
        Pro forma net loss                    $ 1,821,798 	$ (6,255,357)
					      ===========	============
        Net income (loss) per common share:
           Basic per share,
              as reported                     $      0.10    	$      (0.39)
					      ===========	============
           Fully diluted per share,
              as reported                     $      0.04 	$      (0.36)
					      ===========	============
           Basic per share, pro forma         $      0.10  	$      (0.40)
					      ===========	============
           Fully diluted per share, pro forma $      0.04 	$      (0.38)
					      ===========	============

There were no  stock  options granted for the year ended December 31, 2005. See
Note 4 and Note 5. For the options granted in November 2004, the company used the exercise price of $0.30, the fair market value of $0.40 per share, a 5 year term, and 25% volatility to determine the value of the options.


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

During the year ended December 31, 2005, we recorded an other income item of $2,978,779, of which, $1,414,618 and $1,564,160 related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability. During the year ended December 31, 2004, we recorded an other expense item of $2,489,116, of which, $1,639,953 (expense) and $849,163 (expense) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2005, the estimated fair value of our derivative liability was $1,003,106, as well as a warrant liability of $278,502. As of December 31, 2004, the estimated fair value of our derivative liability was $2.41 million, as well as a warrant liability of $1.79 million. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility
(utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2005, the company used the closing price of $0.24 and the exercise price of $0.30 for the 3,125,000 and $0.50 for the 300,000 warrants. For the year ended December 31, 2005, due in part to an decrease in the market value of the Company's common stock to $0.24 from $0.65 at December 31, 2004, the Company recorded an "other income" item on the consolidated statement of operations for the change in fair value of $2,978,779. At December 31, 2005, the estimated fair value of the derivative liability was approximately $1 million. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178.


NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment are made up of the following as of December 31, 2005:

           Equipment and machinery     $      472,500
           Office equipment                 1,068,096
           Leasehold improvements               9,959
           Accumulated depreciation          (613,696)
				       --------------
                                       $      936,859
				       ==============

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

The Holder shall convert into shares of Common Stock all at the Fixed Conversion Price or the maximum portion of the Monthly Amount due on each Repayment Date provided that the average closing price of the Common Stock for the twenty (20) consecutive trading days immediately preceding such Repayment Date shall be greater than or equal to 15% above the Fixed Conversion Price ("Conversion Criterion"). The Monthly Amount due on a Repayment Date that is not converted shall be paid by the Company (i) in cash at the rate of 104% of such Monthly Amount otherwise due, or (ii) in registered, unlegended, free-trading Common Stock at an applied conversion rate equal to eighty-five percent (85%) of the average of the five (5) lowest closing bid prices for the preceding twenty (20) trading days.

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

Additionally, if the Company is unable to deliver to the holder of Registrable Securities, then as Liquidated Damages, an amount equal to two percent (2%) for each thirty (30) days or part thereof, thereafter of the Purchase Price of the Notes remaining unconverted and purchase price of Shares issued upon conversion of the Notes. The Company must pay the Liquidated Damages in cash or an amount equal to two hundred percent of such cash Liquidated Damages if paid in additional shares of registered unlegended free-trading shares of Common Stock. Such Common Stock shall be valued at a per share value equal to 85% of the average of the five (5) lowest closing bid prices of the Common Stock for the twenty (20) trading days preceding the first day of each thirty (30) day or shorter period for which Liquidated Damages are payable. As of December 31, 2005, no liquidating damages have been incurred by the company.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the years ended December 31, 2005 and 2004, the Company accreted $604,608 and $52,300, respectively, of debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.40, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk - free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2004, the company used the closing price of $0.65, the exercise price of $0.30, a 4.88 year remaining term, and a volatility of 116% In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2004, had increased to a fair value of $1,785,877, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, which resulted in an "other expense" item of $849,163 on the Company's books. For the year ended December 31, 2005, the warrant derivative liability had decreased to a value of $262,088, due in part to a decrease in the market value of the Company's common stock to $0.24 from $0.65 at December 31, 2004, which resulted in an "other income" item of $1,523,789 for the year ended December 31, 2005. The company used a closing price of $0.24, an exercise price of $0.30, a 3.88 years remaining term, and a 50% volatility factor.

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

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (11/11/2004), the debt features had an estimated initial fair value of $768,225, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.40, an exercise price of $0.30, a 3.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at December 31, 2004, the company used the closing price of $0.65 and the exercise price of $0.30, 2.88 year remaining term, and a volatility of 116%. For the year ended December 31, 2004, due in part to an increase in the market value of the Company's common stock to $0.65 from $0.40 at issuance, the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the debt features of approximately $1,639,953. At December 31, 2004, the estimated fair value of the debt features was approximately $2,408,178. For the year ended December 31, 2005, the estimated value of the debt features decreased to $975,928, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $1,432,250 for the year ended December 31, 2005.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the year ended December 31, 2005, the Company accreted $36,457 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 300,000 warrants at issuance (3/31/2005) was $56,785 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk- free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at March 31, 2005, the company used the closing price of $0.50, the exercise price of $0.50, a 5 year term, and a 37% volatility factor. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the year ended December 31, 2005, the warrant liability had decreased to a value of $16,414, due in part to a decrease in the market value of the Company's common stock to $0.24 from $0.50 at March 31, 2005, which resulted in an "other income" item of $40,372. The company used aclosing price of $0.24, an exercise price of $0.50, a 4.25 year remaining term, and a 50% volatility factor.

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

DEBT FEATURES

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, and the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes (3/31/05), the debt features had an estimated initial fair value of $9,548, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at March 31, 2005, the company used the closing price of $0.50, the exercise price of $0.50, a 2.0 year term, and a 37% volatility factor. For the year ended December 31, 2005, the estimated value of the debt features increased to $27,180, thus the company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of the debt features of $17,632.

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

For the year ended December 31, 2005, we recorded an other income item of $2,978,779, of which $1,432,250 of other income related to the decrease in value of the debt features on the $1.875 million convertible note, $1,523,789 of other income related to the decrease in warrant liability related to the warrants granted in November 2004 to the holder's of the $1.875 million convertible note, $40,372 of other income item related to the decrease in warrant liability on the warrants granted to the holders of the March 2005 $125,000 convertible note, and finally $17,632 of other expense related to an increase in value of the derivative liability related to the debt features of the March 2005 $125,000 convertible note.

A tabular reconciliation of this adjustment follows:

For the year ended December 31, 2005:

  $1,432,250 income, decrease in value of 2004 derivative liability
   1,523,789 income, decrease in value of 2004 warrant liability
     (17,632) expense, increase in 2005 derivative liability
      40,372 income, decrease in value of 2005 warrant liability
  ----------
  $2,978,779 other income related to convertible debt


For the year ended December 31, 2005, the company recorded $641,065 of interest expense related to the accretion of debt related to the convertible financing.

For the year ended December 31, 2005:

     $604,608 of  interest  expense  related  to  accretion of 2004 convertible debt
       36,457 of interest expense related  to accretion of 2005
              convertible debt
     --------
     $641,065 of interest expense related to convertible debt


NOTES PAYABLE - $200,000, MAY 2005

On May 18, 2005, the company received $200,000 in the form of a promissory note at 12% per year. The note does not specify a term for when it is due.


The balance of the carrying value of the convertible debt as of December 31, 2005 is:


$  241,111  December 31, 2004 value
   604,608  accretion of 2004 convertible debt
    58,667  original carrying value on 2005 convertible debt
    36,457  accretion of 2005 convertible debt
   213,630  interest accrual on loan minus payments of interest
----------
$1,153,723  December 31, 2005 carrying value of debt


The balance of the carrying value of the derivative liability as of December 31, 2005 is:


$ 2,408,178  December 31, 2004 value of derivative liability
 (1,432,250) income, decrease in value of 2004 derivative liability
      9,548  original carrying value on 2005 derivative liability
     17,632  expense, increase in 2005 derivative liability
         (2) rounding
-----------
$ 1,003,106  December 31, 2005 value of derivative liability


The balance of the carrying value of the warrant liability as of December 31, 2005 is:


$ 1,785,877  December 31, 2004 value of warrant liability
 (1,523,789) income, decrease in value of 2004 warrant liability
     56,785  original carrying value on 2005 warrant liability
    (40,371) income, decrease in 2005 warrant liability
-----------
$   278,502  December 31, 2005 value of warrant liability


NOTE 5 - STOCKHOLDERS' EQUITY

Common stock:

During the fiscal year ended December 31, 2005, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

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

During the fourth quarter of 2005, 300,000 shares of restricted common stock valued $0.20 per share were issued pursuant to a consulting agreement for services. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the consultant was a sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

A rounding error of 25,069 shares was discovered during our year end audit and an adjustment has been made to the financial statements.

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


Options / Warrants

During the year ended December 31, 2005, there were no options or warrants issued to employees.

During the year ended December 31, 2005, there were 300,000 warrants issued related to the convertible debt incurred at March 31, 2005.

See Note 1 and Note 4 Convertible Notes.


NOTE 6 - NOTES PAYABLE

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2005:

Note payable to a vendor, monthly payments of $348
inclusive of 7% annual interest through September 2006,
secured by equipment.                                	$     5,715



Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2007, secured by equipment.                        238,572
							-----------
                                                            244,287
Less current portion                                       (104,402)
							-----------
                                                   	$   139,885
							===========

Principal maturities are as follows:

      Twelve months ended December 31,
                       2006  $    33,893
                       2007       65,530
			     -----------
                             $    99,423
			     ===========

Additionally, the company has the following short term notes payable as of December 31, 2005.

      Dell Financial Services $   1,966
      Wells Fargo Credit Card    45,492
      Advanta Credit Card         9,579
                              ---------
           Total                 57,037


NOTE 7 - INCOME TAXES

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

                                                       Year Ended
                                           	   December 31, 2005
						   -----------------
           Depreciation and amortization     		$      7,768
           Net operating loss carry forward          	       6,365
           Valuation allowance                     	     (14,133)
							------------
                                             		$          -
							============
The components of the net deferred tax asset at December 31, 2005 under SFAS 109 are as follows:

           Depreciation and amortization     		$  1,000,531
           Net operating loss carryforward     		  (1,288,138)
           Valuation allowance                     	     287,607
							------------
                                             		$          -
							============

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:






                                               		     Percent of
                                             Year Ended        Pretax
                                         December 31, 2005     Income
					 -----------------   ----------
           Expected                      $     14,133            34%
           Valuation allowance                (14,133)          (34%)
					 ------------		----
           Actual expense                $          -             0%
					 ============		====

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company has $135,467 in accounts payable and approximately $1,766,494 in accrued payroll costs for the operations of the California, Costa Rica, and Dominican Republic location as of December 31, 2005.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company has an outstanding note payable to Scott Kincer, the Company's COO, in the amount of $3,000. This payable accrues interest at 1% monthly due on the first day of each month.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Leases
The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2011.

At December 31, 2004, aggregate future minimum payments under these leases, are as follows:

                 Twelve months ended December 31,
           2006                         $     133,259
           2007                               105,773
           2008                               105,773
           2009                                	    -
           Thereafter                               -
					-------------
           Total minimum lease payments $     344,805
					=============

NOTE 11 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123 and will account for stock issued for services and stock options under the fair value method.

There were no options granted or exercised by the directors and executive officers during the year ended December 31, 2005.

Compensation   cost  for  options  granted  has  not  been  recognized  in  the
accompanying financial  statements.   See  Note  2 Stock Based Compensation for
pro-forma disclosures.

As discussed in Note 4 Convertible Notes, the company issued 3,125,000 warrants for the purchase of common stock at $0.30 to four (4) different entities related to a convertible note.

The following is a schedule of the activity relating to the Company's stock options and warrants.




                              Year Ended               Year Ended
                           December 31, 2005        December 31, 2004
                           -----------------        -----------------
                              Weighted Avg.          Weighted Avg.
                            Shares    Exercise      Shares    Exercise
                           (x 1,000)    Price      (x1,000)    Price
                           ---------  --------     --------  ---------
Options and warrants
  outstanding at
  beginning of year            4,610  $   0.30            -  $       -


Granted:
  Options                     	   -  $      -        1,485  $    0.30
  Warrants                  	 300  $   0.50        3,125  $    0.30
Exercised                    	   -  $      -            -  $       -
Expired:
Warrants                  	  (-) $      -            -  $       -
                           ---------  --------     --------  ---------

Options and warrants
  outstanding and
  exercisable at end
  of period                    4,910  $   0.32        4,610  $    0.30
			    ========  ========	   ========  =========

Weighted average fair
  value of options and
  warrants granted during
  the year                            $      -               $       -

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2005, all of which are exercisable.

                 Weighted Average
  Range of            Number          Remaining         Weighted Average
Exercise Prices   Outstanding     Contractual Life      Exercise Price
---------------	 ---------------- ----------------	----------------
 $ 0.30 - 0.50       4,910,000          4 years               $ 0.32


NOTE 12 - DISCONTINUED OPERATIONS

In 2004, management determined it was in the best interest of shareholders to write off all impaired assets and business which conflicted with the core operation of the company, the market research industry. This write of discontinued operations includes the assets and activities of SRC International and Kristi & Company. The assets of Century Innovations have been distributed as well. See Note 14 Investment in Century Innovations.

With the receipt of funding in November, the decision to remove Century Innovations and write down the impaired assets in the non operating subsidiaries, the company effectively made the single focus of the company the call center operation and with the recently announced changed in management the company is furthering its goal as having Datascension International be the main focus of the company as a whole.

The company has expensed all asset values and costs associated with these entities as a line item called Discontinued Operations on the income statement.

The company  has stated it plans on focusing on Datascension International, the
call center subsidiary.   The  expansions  currently  are planned for the Costa
Rica facilities.

NOTE 13 - INVESTMENT IN CENTURY INNOVATIONS

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


NOTE 14 - SUBSEQUENT EVENTS

There have been no material subsequent events.


NOTE 15 - FOREIGN OPERATIONS

The company currently operates out of the United States, Costa Rica and the Dominican Republic. The future plans of the company involve the slowing growth at the Dominican Republic facility while focusing on the potential and available growth in Costa Rica. Management does not feel there is a currency risk or need to assess a foreign currency translation adjustment or other comprehensive income item as income and expense items are negotiated in the US dollar. The Company maintains their accountings records in U.S. dollars and all payments are made in US dollars. All debts and assets on the books of the company are valued based on US dollars and are not translated from a foreign currency amount. The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. Approximately 95% of the company's workforce is outside of the United States. Currently 100% of the company's clients are US based companies. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

NOTE 16 - RESTATEMENT OF FINANCIAL STATEMENTS

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 8A.  CONTROLS AND PROCEDURES.

      Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.

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

ITEM 8B.  OTHER INFORMATION.

      None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

      The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2005:

      Name                  Age   Position/Office        Served Since

      David Scott Kincer    39    Chairman/President/CEO September 2001
      Joseph Harmon         29    Secretary/VP/Director  September 2001
      Robert Sandelman      47    Director               May 2005

      The following is a brief description of the business background of the directors and executive officers of the Company:

David Scott Kincer - President/CEO/CFO and Chairman of the Board

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

Joseph Harmon - Secretary/VP/Director

       After attending California State University, Mr. Harmon started his career in 1992 at The Verity Group, a full service market research company in Fullerton, CA. At the Verity Group, Mr. Harmon worked his way up to Director of Operations and managed a 300-employee operation. He helped grow the company to a 12 million dollar business and was a key player in the acquisition to The Polk Company in 1997. He then went to Diagnostic Research where he managed Telephone Research. In 1998 The Polk Company brought Mr. Harmon back in as a Sales Manager to help increase sales in the Market Research division. After Polk, Mr. Harmon helped start Datascension and became Vice President. Mr. Harmon is also Vice President and a Director of Datascension International.

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

Significant Employees

       The Company has not identified any employee who is not an executive who is expected to make a significant contribution to the business.

Family Relationships

      There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Legal Proceedings

      None of the Company's directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or other wise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

      None of the Company's officers or directors, nor to the knowledge of the Company, any of the Company's control persons, has:

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

Committees

      The Company does not have any audit, compensation, and executive committees of its board of directors. The entire board of directors is serving as the Company's audit committee.

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

      Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Code of Ethics

      We have adopted a code of ethics that applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer.

Indemnification of Directors and Officers.

The By-laws of the Company state that to the extent allowed by Nevada State law, as same may be amended, and subject to the required procedure thereof, the corporation shall indemnify any person who was or is a party of is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers. The compensation disclosed in the compensation table is inclusive of any and all compensation paid through the parent company or the subsidiary, Datascension International, Inc.


				SUMMARY COMPENSATION TABLE

                    					LONG TERM  COMPENSATION
		ANNUAL  COMPENSATION			AWARDS          PAYOUTS

NAME AND PRINCIPAL	YEAR	SALARY   BONUS  	Restricted	SECURITIES	ALL OTHER
POSITION						Stock Award(s)	UNDERLYING	COMPENSATION
									OPTIONS(#)
------------------	----	-------- ------		--------------	----------	------------
David Scott Kincer      2005    $196,468 15,000			0             0          36,001 (3)(4)
          COO           2004    $150,000  5,824 	  100,000 (1)   540,000 (2)         968 (3)
                        2003    $150,000      0   		0             0               0
                        2002    $ 75,000      0   		0             0               0
Joseph Harmon *         2005    $ 85,746      0  		0             0         201,630 (3)(4)
      Secretary/V.P.    2004      76,500  6,048 	   50,000       135,000         178,708 (3)

                        2003	  76,500      0   		0             0         180,104 (3)
                        2002	  68,750  2,500 		0             0         141,360 (3)

* Mr. Harmon was paid by Datascension International

   (1) DSEN granted an initial signing award to the Executive as of the Effective Date of his renewed Employment Agreement of restricted shares of the Company's common stock under and subject to the terms and conditions of the Stock Compensation Plan (the "Stock Plan"). The Executive shall vest in 50% of such shares on the 90th day following the Effective Date and 50% on the six month anniversary of the Effective Date.
   (2) DSEN granted an option award to the Executive under the Stock Plan within 90 days of the Effective Date of his renewed Employment Agreement of a nonqualified option to purchase shares of DSEN's common stock at a per share price equal to the fair market value of the common stock on the grant date (which will be the Effective Date) and an exercise period equal to five (5) years (the "Initial Option").
   (3)     Commissions for client contracts.
   (4)     401(k) match.

Common Stock

On December 31, 2004, 100,000 post split shares of common stock valued at $.02 per share were issued to four officers in consideration of terms under their employment agreements, which granted stock awards of common shares to certain employees. The issuance of these securities was effected through a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof and/or the federal small issue exception for bonus shares of reporting companies.

On December 31, 2004, four officers were given the option to purchase additional shares of common stock for $0.30. These options do not vest until January 2005 and at such time, the company will recognize a compensation expense for the fair market value of those options, which is anticipated to be the fair market value of the common stock minus the exercise price of the respective options.

Employment Agreements

      Effective January 1, 2004, we entered into separate renewed employment agreements with our Chief Executive Officer, David S. Kincer; and our Vice President of Datascension International, Inc (subsidiary) Joseph Harmon. The employment agreements are substantially similar and each provides for the following:

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

           David S. Kincer        100,000 shares
           Joseph Harmon           50,000 shares

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

           David S. Kincer        540,000 shares
           Joseph Harmon          135,000 shares

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

There were no options granted or exercised by the directors and executive officers during the year ended December 31, 2005.

Compensation of Directors

      There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2005 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as the Company's only directors are its current executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Certain Beneficial Owners

      The following table sets forth information as of the date of this Form 10KSB certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director,
(ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The mailing address for each of the persons indicated is our corporate headquarters.

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


Class       Name                           Number of Shares   Percent Owned (1)
 	   of Beneficial Owner
Common    David Scott Kincer                   2,242,167*         12.90%
Common    Joseph Harmon                          250,556*          1.40%
Common    Directors as a group                 2,492,723*         14.30%

Common    Edward Dale Tschiggfrie              1,004,962*          5.78%
Common    Longview Fund, LP                    1,007,272*          5.79%

* Post split


(1) The percentage ownership calculations listed above are based upon 17,386,388 shares of common stock being outstanding, and no options granted being exercised as of December 31, 2005.

Persons Sharing Ownership of Control of Shares

      Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

      No person owns or shares the power to vote ten percent (10%) or more of the Company's securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2005, the Company has an outstanding note payable to Scott Kincer, the Company's CEO, in the amount of $3,000. This payable accrues interest at 1% monthly due on the first day of each month.

Other Material Transactions.

      With the exception of the above mentioned transactions, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.

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

(4)  Instruments Defining the Rights of Security Holders

     4.1  Those included in exhibit 3, and sample of Stock Certificate (1)
     4.2  Preferred Stock (1)

     5.1  Legal Opinion *

(10) Material Contracts

     10.1  Purchase Agreement - Kristi and Co dated 1/6/00 (1)
     10.2  Agreement for Promotion and Revenue Sharing Plan, dated 9/2/99 (1)
     10.3  Purchase Agreement - Elite Fitness, dated 10/4/99 (1)
     10.4  Purchase Agreement - Patent #5833350, dated 9/15/99 (1)
     10.5  Purchase Agreement - Clock Mold, dated 4/30/99 (1)
     10.6  Plan of Purchase and Agreement, dated 11/30/97 (1)
     10.7  Transitional Employer Agreement (1)
     10.8  Lease, dated October 15, 1999 (1)
     10.9  Letter of Intent - Mineral Acres, dated 11/1/99 (1)
     10.10 Compensation Plan (1)
     10.11 Key Employees Incentive Stock Option Plan (1)
     10.12 Purchase Agreement - Kristi & Company (2)
     10.13 Blank
     10.14 Purchase Agreement - Printing Equipment (3)
     10.15 Blank
     10.16 Employment Agreement Murray N. Conradie (4)
     10.17 Employment Agreement Donald L. Hejmanowski (4)
     10.18 Employment Agreement Kristi L. Conradie (4)
     10.19 Purchase Agreement - Datascension Inc. (5)
     10.20 Employment Agreement David Scott Kincer (5)
     10.21 Certificate of Preference Rights.
     10.22 Purchase Agreement - Sin Fronteras Inc
     10.23 Press Release dated May 29, 2002
     10.24 Subscription Agreement for November 17, 2004 Funding (6)
     10.25 Form of Convertible Note - November 17, 2004 Funding (6)
     10.26 Form of Warrant - November 17, 2004 Funding (6)
     10.27 Subscription Agreement for March 31, 2005 issuance. (7)
     10.28 Convertible Note - March 31, 2005. (7)
     10.29 Warrant - March 31, 2005. (7)
     10.30 Service Agreement - Harris Interactive, Inc. (8)
     10.31 Service Agreement - Towne, Inc. (8)
     10.32 Service Agreement - Sandelman & Associates  (8)
     10.33 Service Agreement - Knowledge Networks, Inc. (8)

Exhibit 21.  Subsidiaries of the small business issuer

Exhibit 23. Consent of Experts and Counsel

     23.1  Consent of Independent Auditor Larry O'Donnell, CPA, P.C.*

*   Included with this filing

(1) Previously filed as an exhibit to the Company's Form 10-SB, filed January 24, 2000.
(2) Previously filed as an exhibit to the Company's Number 1 Amendment to Form 10-SB, filed May 22, 2000.
(3) Previously filed as an exhibit to the company's quarterly report for the period ended March 31, 2003
(4) Previously filed as an exhibit to the company's quarterly report for the period ended June 30, 2003
(5) Previously filed as an exhibit to the company's quarterly report for the period ended September 30, 2003
(6) Previously filed on Form 8-K November 23, 2004, File No. 000-
    29087
(7) Previously filed as an exhibit to the Company's Form SB2/A, filed April 27, 2005
(8) Previously filed as an exhibit to the Company's Form SB2/A, filed October 11, 2005

Exhibit 23.Consent of Experts and Counsel

   23.1 Consent of Larry O'Donnell, CPA, P.C., Certified Public Accounts.


Exhibit 27. Financial Data Schedule

   27.1 Financial Data Schedule

Exhibit 31. Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

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

(b) Reports on Form 8-K

DSEN's report on Form 8-K dated January 6, 2005

On January 6, 2005, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing the focus and direction of the company.

DSEN's report on Form 8-K dated March 3, 2005

On March 3, 2005, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing changes to the board of directors Century Innovations a subsidiary of DSEN.

DSEN's report on Form 8-K dated March 8, 2005

On March 8, 2005, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing the resignation of Murray Conradie as CEO and Chairman of the Board of Directors to focus on the development of Nutek Oil Inc.

DSEN's report on Form 8-K dated April 14, 2005

On April 14, 2005, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing the Company has converted the South Texas Oil Company asset held for sale to shares in South Texas Oil Company (formerly known as Nutek Oil) and will be distributing its ownership interest in South Texas Oil Company to shareholders of Datascension, Inc.

DSEN's report on Form 8-K dated April 15, 2005

On April 15, 2005, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing the issued a news release announcing the filing of the Annual 10KSB Report for 2004.

DSEN's report on Form 8-K dated April 28, 2005

On April 28, 2005, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing the announced the time and place for the upcoming Datascension Shareholders Meeting. The definitive date for the shareholder meeting was June 22, 2005.

DSEN's report on Form 8-K dated May 3, 2005

On May 3, 2005, Registrant filed a Current Report on Form 8-K relating to the press release issued announcing that Mr. Robert Sandelman who is currently a board member of Datascension International, the subsidiary of Datascension, was nominated by the board and accepted the position as a Director of Datascension, Inc.


DSEN's report on Form 8-K dated February 1, 2006

On February 1, 2006, Registrant filed a Current Report on Form 8-K notifying shareholders that it would restate its consolidated financial statements for the fiscal year ended December 31, 2004, and interim financial data for the nine months ended September 30, 2005, (the "Restatement") included in its 2004 Annual Report on Form 10-KSB and Quarterly Report on Form 10-QSB due to an
accounting error. Management concluded that the Company's consolidated financial statements for the fiscal year ended December, 2004 and for the nine months ended September 30, 2005, should no longer be relied upon due to this error.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      For the fiscal years ended December 31, 2005, the Company's principal accountant billed $17,000, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

Audit-Related Fees

      For the fiscal years ended December 31, 2005 and 2004, the Company's principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

      For the fiscal years ended December 31, 2005 and 2004, the Company's principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

      For the fiscal years ended December 31, 2005 and 2004, the Company's principal accountant billed $0 and $0, respectively, for products and services other than those described above.

Pre-approval Policies and Procedures

      Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Datascension, Inc.

                                  /s/ D. Scott Kincer
                                  ----------------------
                                  David Scott Kincer
                                  President, Chairman and Director
                                  (Principal Executive Officer and
                                    Principal Financial Officer)

                                  Date: March 31, 2006

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  /s/ D. Scott Kincer
                                  ----------------------
                                  David Scott Kincer
                                  President, Chairman and Director
                                  (Principal Executive Officer and
                                    Principal Financial Officer)

                                  Date: March 31, 2006