Form 10QSB
period 2006-03-31
DATASCENSION INC
filed 2006-05-15
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2006

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

                                  N/A
    ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 16,986,388 outstanding, par value $.001 per share as of May 15, 2006. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of May 15, 2006.

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






                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed financial statements of Datascension, Inc., ("DSEN") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-KSB for the year ended December 31, 2005.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.





				DATASCENSION, INC.
			    CONSOLIDATED BALANCE SHEET

                        ASSETS

								  UNAUDITED	  AUDITED
								  3/31/2006	 12/31/2005
								============	============
   CURRENT ASSETS:

Cash								$     93,791	$    275,287
Accounts receivable						   2,166,964	   2,254,078
Prepaid expenses						      98,733	     114,749
Investment in Century Innovations				     108,469	     108,469
								------------	------------
   TOTAL CURRENT ASSETS						$  2,467,957	$  2,752,583

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation							     987,182	     936,859

   OTHER ASSETS:
Website assets, net of amortization				       4,520	       4,520
Deposits							      16,749	      20,249
Goodwill							   1,692,782	   1,692,782
								------------	------------
   TOTAL OTHER ASSETS						   1,714,051	   1,717,551
								------------	------------
TOTAL ASSETS							$  5,169,190	$  5,406,993
								============	============


         LIABILITIES AND STOCKHOLDERS' EQUITY

								  3/31/2006	 12/31/2005
								------------	------------
   CURRENT LIABILITIES:

Accounts payable 						$     56,111	$    135,467
Accrued expenses						   1,476,894	   1,766,493
Notes payable, related party					       2,000	       9,000
Short term notes payable					     200,000	     200,000
Convertible debt						   1,364,101	   1,153,723
Derivative liability						     558,579	   1,003,106
Warrant Liability						     443,743	     278,502
Current portion of long-term notes payable			      58,239	     104,402
								------------	------------
   TOTAL CURRENT LIABILITIES					$  4,159,667	$  4,650,694

  LONG-TERM DEBT
Long-term notes payable, net of current portion			     116,635	     139,885
								------------	------------
  TOTAL LONG-TERM DEBT						     116,635	     139,885

  TOTAL LIABILITIES						   4,276,302	   4,790,579

   STOCKHOLDERS' EQUITY:

 Common stock, $0.001 par value, 200,000,000
  shares authorized; 17,082,221 and 17,482,221 shares
  issued, 16,986,388 and 17,386,388 outstanding at
  March 31, 2006 and December 31, 2005, respectively		     160,700	     161,100
 Additional paid-in capital-common stock			  11,363,445	  11,563,045

Preferred stock Series B:
 Preferred stock, $0.001 par value, 10,000,000
  shares authorized; 508,500 Series B shares
  issued and outstanding at December 31, 2004				 506		 506
 Additional paid-in capital-preferred Series B			     481,994	     481,994

Subscriptions receivable					     (96,875)	    (296,875)
Treasury stock, at cost; 95,833 at March 31, 2006		    (134,388)	    (134,388)
Accumulated deficit						 (10,882,494)	 (11,158,968)
								------------	------------
TOTAL STOCKHOLDERS' EQUITY					     892,888	     616,414
								------------	------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$  5,169,190	$  5,406,993
								============	============






				DATASCENSION, INC.
		       CONSOLIDATED STATEMENT OF OPERATION


									  RESTATED
							   FOR THE	   FOR THE
						       3 MONTHS ENDED  3 MONTHS ENDED
							  3/31/2006	  3/31/2005
							============	============
REVENUE							$  3,166,101	$  2,005,612

COST OF GOODS SOLD					   2,402,324	   1,599,936
							------------	------------
GROSS PROFIT						     763,777	     405,676

EXPENSES:
Selling, general and administrative			$    478,085	$    480,196
Depreciation and amortization				      49,716	      41,266
							------------	------------
TOTAL EXPENSES						     527,801	     521,462
							------------	------------

OPERATING INCOME					     235,976	    (115,786)

OTHER INCOME (EXPENSE):
Interest income							   -		 220
Forgiveness of debt						   -	       2,962
Interest expense					     (83,537)	     (74,115)
Other Income (Expense) related to convertible		     279,288	   1,744,131
Interest income (expense) related to convertible	    (155,253)	    (155,101)
							------------	------------
TOTAL OTHER INCOME					      40,498	   1,518,097
							------------	------------

NET INCOME (LOSS)					$    276,474	$  1,402,311
							============	============
BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING				  17,282,221 	  16,267,846
							============	============
DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING			   	  17,282,221	  16,267,846
							============	============

BASIC NET INCOME PER SHARE				$	0.02	$	0.09
							============	============

DILUTED NET INCOME PER SHARE				$	0.02	$	0.09
							============	============



				DATASCENSION, INC.
		       CONSOLIDATED STATEMENT OF CASH FLOWS



									  RESTATED
							   FOR THE	   FOR THE
						       3 MONTHS ENDED  3 MONTHS ENDED
							  3/31/2006	  3/31/2005
							============	============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income						$    276,474	$  1,402,311
 Adjustments to reconcile net income to net
 cash provided by operating activities:
Change in warrant liability				     165,241	    (872,902)
Change in derivative liability				    (444,527)	    (804,896)
 Depreciation and amortization				      49,716	      41,266
 (Decrease) in asset held for sale				   -	   1,015,014
 Distribution of asset held for sale				   -	  (1,003,831)
 (Increase) Decrease in accounts receivable		      87,114	      (2,837)
 Increase in prepaid expenses				      16,016	      60,514
 Increase in deposits					       3,500	       3,750
 Decrease in accounts payable				     (79,356)	      (2,375)
 Decrease in accrued expenses				    (289,599)	    (309,590)
							------------	------------
  NET CASH USED BY OPERATING ACTIVITIES			$   (215,421)	$   (473,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment			    (100,039)	    (360,077)
							------------	------------
  NET CASH USED BY INVESTING ACTIVITIES			$   (100,039)	$   (360,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable 				     (69,413)	     135,884
Increase (Decrease) in related party payable		      (7,000)	      (7,334)
Increase (Decrease) in convertible debt			     210,378	     258,293
Increase (Decrease) in stock subscriptions			   -	     114,063
							------------	------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            $     133,965	$    500,906
							------------	------------

NET INCREASE IN CASH					    (181,496)	    (332,747)

BALANCE, BEGINNING					     275,287	     556,593
							------------	------------

BALANCE, ENDING						$     93,791	$    223,846
							============	============

INTEREST PAID						$     11,229	$    181,763
							============	============
TAXES PAID						$	   - 	$	   -
							============	============








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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

During the three months ended March 31, 2006, we recorded an other income item of $279,288, of which $444,529 of income and $(165,241) of expense related to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liability. During the three months ended March 31, 2005, we recorded an other income item of $1,744,131, of which, $814,444 (income) and $929,687 (income) related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. For the three months ended March 31, 2006, the estimated value of the company's debt features decreased to $558,579 and the estimated fair value of the warrant liability increased to $443,743, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features of $279,288, of which $444,529 of income and $(165,241) of expense for the three months ended March 31, 2006. For the three months ended March 31, 2005, the estimated value of the company's debt features decreased to $1,603,282, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features of $1,744,131 for the three months ended March 31, 2005.


NOTE 3 - PROPERTY AND EQUIPMENT

 Property and equipment are made up of the following as of March 31, 2006:

 Equipment and machinery            $ 472,500
 Office equipment                   1,168,096
 Leasehold improvements                 9,959
 Accumulated depreciation            (663,373)
                                    ----------
                                    $ 987,182

The company purchased a software  license from a vendor for $100,000 during the
three months ended March 31, 2006.   The  life of the agreement has been valued
at 7 years for accounting purposes.


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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended March 31, 2006, the Company accreted $144,720 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.40, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility
(utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at March 31, 2006 was $419,607.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended March 31, 2006, the Company accreted $10,533 of the debt discount related to these Notes.

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

For the three months ended March 31, 2006:

 $ 451,131  income, decrease in value of 2004 derivative liability
  (157,519) expense, increase in value of 2004 warrant liability
  (  6,602) expense, increase in 2005 derivative liability
  (  7,722) income, decrease in value of 2005 warrant liability
 ----------
 $ 279,288 other income related to convertible debt


For the three months ended March 31, 2006, the company recorded $155,253 of interest expense related to the accretion of debt related to the convertible financing.

For the three months ended March 31, 2006:

 $144,720  of interest expense related to accretion of 2004
           convertible debt
   10,533  of interest expense related to accretion of 2005
           convertible debt
 --------
 $155,253  of interest expense related to convertible debt


NOTES PAYABLE - $200,000, MAY 2005

On May 18, 2005, the company received $200,000 in the form of a promissory note at 12% per year. The note does not specify a term for when it is due.

The balance of the carrying value of the convertible debt as of March 31, 2006 is:

$1,153,723  December 31, 2005 value of debt and accrued interest
   144,720  accretion of 2004 convertible debt
    10,533  accretion of 2005 convertible debt
    55,125  interest accrual on loan minus payments of interest
  --------
$1,364,101  March 31, 2006 carrying value of debt


The balance of the carrying value of the derivative liability as of March 31, 2006 is:

$1,003,106  December 31, 2005 value of derivative liability
(  451,131) income, decrease in value of 2004 derivative liability
     6,602  expense, increase in 2005 derivative liability
 ---------
$  558,579  March 31, 2006 value of derivative liability


The balance of the carrying value of the warrant liability as of March 31, 2006 is:

$ 278,502  December 31, 2004 value of warrant liability
  157,519  expense, increase in value of 2004 warrant liability
    7,722  income, decrease in 2005 warrant liability
---------
$ 443,743  March 31, 2006 value of warrant liability


NOTE 6 - STOCKHOLDERS' EQUITY

There were no issuances of stock during the three months ended March 31, 2006. The company cancelled 400,000 shares that had previously been issued for services and correspondingly removed the $200,000 of subscription receivable from the books.


NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2006, the Company has an outstanding note payable to Murray Conradie, the Company's former CEO, in the amount of $2,000. This payable accrues interest at 1% monthly due on the first day of each month.


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

Revenue Recognition.

      We recognize revenues as the survey data is collected for the client in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to approximately eight weeks. An appropriate deferral is made for direct costs related to contracts in process, and no revenue is recognized until delivery of the data has taken place. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are required to estimate contract losses, if any, and provide for such losses in the period they are determined and estimable. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed surveys to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short and no single project accounts for a significant portion of our revenue.

DSEN's website address is http://www.datascension.com.

Results of Operations

      Analysis of the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

For the three-months, ended March 31, 2006, DSEN has generated $3,166,101 in revenues compared to $2,005,612 in revenues for the three-months ended March 31, 2005, for an increase of $1,160,489. The increase in revenue is a result of an increase in new clients, along with an increase in our hourly billing rates.

Cost of goods sold for the three-months ended March 31, 2006 was $2,402,324 compared to $1,599,936 for the three-months ended March 31, 2005 or a increase of $802,388. This increase was a result of the increased clients and service contracts completed.

Total general and administrative expenses decreased to $478,085 for the three-months ended March 31, 2006 from $480,196 for the three-months ended March 31, 2005, a net decrease of $2,111. In the three-months ended March 31, 2005, the company had the final administrative and payroll costs for our Nevada office. Our expenses decreased related to this, but there was also an increase in overhead due to expanded services.

Depreciation expense for the three-months ended March 31, 2006 was $49,716 compared to $41,266 for the three-months ended March 31, 2005, an increase of $8,450. The increase resulted from the purchase of additional assets in the last twelve months.

Interest expense for the three-months ended March 31, 2006 was $83,537 compared to $74,115 for the three-months ended March 31, 2005 an increase of $9,422. This increase relates to the debt funding increase in the last twelve months.

Datascension generated a net profit of $276,474 for the three months ended March 31, 2006, versus net income of $1,402,311 for the same period in 2005. The decrease in profit of $1,125,837 is a result of the decrease in income related to the derivative and warrant liabilities. For the three months ended March 31, 2006, DSEN has increased its working capital position by a net amount of $206,401 from negative $1,898,111 as of December 31, 2005 to negative $1,691,710 as of March 31, 2006. This is due to a decrease in cash of $181,496 and a decrease in prepaid expenses of $16,016, while there was also a decrease in current liabilities of $491,027.

Significant Subsequent Events occurring after March 31, 2006:

On April 24, 2006, DSEN filed a Current Report on Form 8-K, relating to the Company entering into a Recapitalization Agreement with TBeck Capital, Inc., a Florida corporation.

Per the terms of the Agreement, TBeck agrees to provide the Company with funding of $2,800,000 by May 10, 2006, for the purpose of redeeming certain outstanding convertible notes.

In exchange for funding the Redemption, the Company agrees to issue to TBeck two shares of common stock in the company for every dollar advanced by TBeck to the Company. The common stock granted will be restricted for one year. The Company also agrees to issue TBeck 1,000,000 shares of freely tradable common stock in the

Company. All issuances shall be made simultaneously with the receipt of funds for the Redemption.

Further, TBeck agrees to provide a $1,500,000 line of credit (the "Line of Credit") to the Company, which will be drawn down in bi-weekly increments between April 24, 2006, and December 31, 2006. The unpaid principal of the Line of Credit will bear an interest rate of 7.5% per annum. Both principal and interest will be due fifteen months from the first draw down.

The Company agrees to issue two shares of restricted common stock in the Company for each dollar drawn from the Line of Credit. Such issuances of stock shall be made within 10 days from the end of the month in which the draw was made. At the option of the Company, the accrued interest may be paid in restricted common stock in the Company at a value of $.50 per share.

This Line of Credit shall be secured by a senior lien on the Company's equipment and accounts receivable.

Additionally, TBeck agrees to raise $5,000,000 from common stock offerings for the Company from September 1, 2006 through December 31, 2006 on terms and conditions acceptable to the Company. The first proceeds will be applied to the Line of Credit and the remainder will be available as working capital for the Company.

Capital Resources and Liquidity

      On March 31, 2006 DSEN had total assets of $5,169,190 compared to $4,714,021 on March 31, 2005, an increase of $455,169. The reason for the increase in assets is a result of the increase in accounts receivable and purchase of other assets. DSEN had a total stockholders' equity of $892,888 on March 31, 2006 compared to a deficit of $(46,173) on March 31, 2005, an increase in equity of $939,061, which is in part due to the net income during the past 12 months.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On March 31, 2006 DSEN had Property and Equipment of $987,182 compared to $961,120 on March 31, 2005, or an increase of $26,062 which is a result of the purchase of predictive dialers for Datascension's call center operations and the depreciation during the last twelve months.

      As discussed above DSEN intends to meet its financial needs for operations through the collection of accounts receivable and servicing of current contracts.

      DSEN's capital resources are comprised primarily of private investors, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's access to capital is always dependent upon general financial market conditions. The Registrant's capital resources are not anticipated to change materially in 2006.

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

There were no issuances of stock during the three months ended March 31, 2006. The company cancelled 400,000 shares that had previously been issued for services and correspondingly removed the $200,000 of subscription receivable from the books.

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



Reports on Form 8-K

(a)   Report on Form 8-K filed February 2, 2006, items 4.02 and 9.01.

      On February 2, 2006, DSEN filed a Current Report on Form 8-K, relating to the non-reliance on previously issued financial statements. The consolidated financial statements for the fiscal year ended December 31, 2004, and for the 9 months ended September 30, 2005 were determined to be unreliable by Management due to an accounting error in treatment of the convertible debts agreements entered into in November of 2004. The company amended the prior filed 10QSBs and 10KSB for the periods discussed on February 8 - 10, 2006.

(b)   Report on Form 8-K filed March 3, 2005, items 1.01 and 9.01.

      On May 2, 2006, DSEN filed a Current Report on Form 8-K, relating to DSEN entering into a Recapitalization Agreement with TBeck Capital, Inc. for the purposes of redeeming certain outstanding convertible notes. Per the terms of the Agreement, TBeck agrees to provide the Company with funding of $2,800,000 by May 10, 2006, for the purpose of redeeming certain outstanding convertible notes (the "Redemption").

In exchange for funding the Redemption, the Company agrees to issue to TBeck two shares of common stock in the company for every dollar advanced by TBeck to the Company. The common stock granted will be restricted for one year. The Company also agrees to issue TBeck 1,000,000 shares of freely tradable common stock in the Company. All issuances shall be made simultaneously with the receipt of funds for the Redemption.

Further, TBeck agrees to provide a $1,500,000 line of credit (the "Line of Credit") to the Company, which will be drawn down in bi-weekly increments between April 24, 2006, and December 31, 2006. The unpaid principal of the Line of Credit will bear an interest rate of 7.5% per annum. Both principal and interest will be due fifteen months from the first draw down.

The Company agrees to issue two shares of restricted common stock in the Company for each dollar drawn from the Line of Credit. Such issuances of stock shall be made within 10 days from the end of the month in which the draw was made. At the option of the Company, the accrued interest may be paid in restricted common stock in the Company at a value of $.50 per share.

This Line of Credit shall be secured by a senior lien on the Company's equipment and accounts receivable.

Additionally, TBeck agrees to raise $5,000,000 from common stock offerings for the Company from September 1, 2006 through December 31, 2006 on terms and conditions acceptable to the Company. The first proceeds will be applied to the Line of Credit and the remainder will be available as working capital for the Company.



SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Datascension, Inc.

                                  /s/ D. Scott Kincer
                                  ----------------------
                                  D. Scott Kincer
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ D. Scott Kincer
                                  -------------------
                                  D. Scott Kincer
                                  (Principal Financial Officer)

                                  Date: May 12, 2006

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  /s/ D. Scott Kincer
                                  ----------------------
                                  D. Scott Kincer
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ D. Scott Kincer
                                  -------------------
                                  D. Scott Kincer
                                  (Principal Financial Officer)

                                  Date: May 12, 2006