Form 10QSB
period 2006-06-30
DATASCENSION INC
filed 2006-08-14
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended June 30, 2006

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 17,987,221 outstanding, par value $.001 per share as of August 14, 2006. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of August 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                               TABLE OF CONTENTS

 Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements......................................... 4
 Balance Sheet (unaudited)........................................... F1
 Statements of Operations (unaudited)................................ F2
 Statements of Cash Flows (unaudited)................................ F3
 Notes to Financial Statements....................................... F4-F7

Item 2. Management's Discussion and Analysis of Plan
 of Operation........................................................ 5

Item 3. Controls and Procedures...................................... 8
..

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................ 8

Item 2. Unregistered Sales of Equity and Use of Proceeds............. 8

Item 3. Defaults upon Senior Securities.............................. 10

Item 4. Submission of Matters to a Vote of Security Holders.......... 10

Item 5. Other Information............................................ 10

Item 6. Exhibits and Reports on Form 8-K............................. 10

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.





 				DATASCENSION, INC.
			    CONSOLIDATED BALANCE SHEET

                        ASSETS

								  UNAUDITED	  AUDITED
								    AS OF	   AS OF
								  6/30/2006	 12/31/2005
								============	============
   CURRENT ASSETS:

Cash								$  1,654,325	$    275,287
Accounts receivable						   2,509,103	   2,254,078
Prepaid expenses						     322,627	     114,749
Construction in progress					     252,800	   	   -
Investment in Century Innovations				           -	     108,469
								------------	------------
   TOTAL CURRENT ASSETS						$  4,738,855	$  2,752,583

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation							   1,064,027	     936,859

   OTHER ASSETS:
Website assets, net of amortization				       3,207	       4,520
Deposits							      41,749	      20,249
Goodwill							   1,692,782	   1,692,782
								------------	------------
   TOTAL OTHER ASSETS						   1,737,738	   1,717,551
								------------	------------
TOTAL ASSETS							$  7,540,620	$  5,406,993
								============	============


         LIABILITIES AND STOCKHOLDERS' EQUITY

								  6/30/2006	 12/31/2005
								------------	------------
   CURRENT LIABILITIES:

Accounts payable 						$    231,610	$    135,467
Accrued expenses						   1,772,960	   1,766,493
Notes payable, related party					       2,000	       9,000
Short term notes payable					     221,211	     200,000
Convertible debt						   2,802,135	   1,153,723
Derivative liability						   1,232,099	   1,003,106
Warrant Liability						   1,200,277	     278,502
Current portion of long-term notes payable			      	   -	     104,402
								------------	------------
   TOTAL CURRENT LIABILITIES					$  7,462,292	$  4,650,694

  LONG-TERM DEBT
Long-term notes payable, net of current portion			     	   -	     139,885
								------------	------------
  TOTAL LONG-TERM DEBT						     	   -	     139,885

  TOTAL LIABILITIES						   7,462,292	   4,790,579

   STOCKHOLDERS' EQUITY:

 Common stock, $0.001 par value, 200,000,000
  shares authorized; 17,082,221 and 17,482,221 shares
  issued, 16,986,388 and 17,386,388 outstanding at
  March 31, 2006 and December 31, 2005, respectively		     161,605	     161,100
 Additional paid-in capital-common stock			  12,044,627	  11,563,045

Preferred stock Series B:
 Preferred stock, $0.001 par value, 10,000,000
  shares authorized; 508,500 Series B shares
  issued and outstanding at December 31, 2004				 506		 506
 Additional paid-in capital-preferred Series B			     481,994	     481,994

Subscriptions receivable					    	   -	    (296,875)
Treasury stock, at cost; 95,833 at March 31, 2006		    (134,388)	    (134,388)
Accumulated deficit						 (12,476,017)	 (11,158,968)
								------------	------------
TOTAL STOCKHOLDERS' EQUITY					      78,328	     616,414
								------------	------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$  7,540,620	$  5,406,993
								============	============






				DATASCENSION, INC.
		       CONSOLIDATED STATEMENT OF OPERATION


									  RESTATED				  RESTATED
							   FOR THE	   FOR THE		   FOR THE	   FOR THE
						       3 MONTHS ENDED  3 MONTHS ENDED	       6 MONTHS ENDED  6 MONTHS ENDED
							  6/30/2006	  6/30/2005		  6/30/2006	  6/30/2005
							============	============		============	============
REVENUE							$  3,443,896	$  2,492,945		$  6,609,997	$  4,498,557

COST OF GOODS SOLD					   2,635,880	   1,991,148		   5,038,204	   3,591,084
							------------	------------		------------	------------
GROSS PROFIT						     808,016	     501,797		   1,571,793	     907,473

EXPENSES:
Selling, general and administrative			$    747,199	$    368,187		$  1,225,284	$    848,383
Stock based compensation				     694,351		   -		     694,351	  	   -
Depreciation and amortization				      59,130	      45,731		     108,846	      86,997
							------------	------------		------------	------------
TOTAL EXPENSES						   1,500,680	     413,918		   2,028,481	     935,380
							------------	------------		------------	------------

OPERATING INCOME					    (692,665)	      87,879		    (456,689)	     (27,907)

Other Income (Expense):
Interest income	 					$	     -  $	   109 		$	     -  $	   329
Other expenses	 					      (108,517)	 	     - 		      (108,517)	 	     -
Forgiveness of debt	 					     - 	 	     - 		 	     -   	 2,962
Other income	 						 4,603 	 	 3,382 		 	 4,603 	 	 3,382
Interest expense	 				       (67,413)	      (107,648)		      (150,950)	      (181,763)
Other Income (Expense) related to convertible		      (504,106)	       891,502 		      (224,818)	     2,635,633
Interest income (expense) related to convertible	      (225,425)	      (167,274)		      (380,678)	      (322,375)
							--------------	--------------		--------------	--------------
Total other income	 				      (900,858)	       620,071 		      (860,360)	     2,138,168
							--------------	--------------		--------------	--------------
Net Income (loss)	 				$   (1,593,523)	$     707,950 		$   (1,317,049)	$    2,110,261
							==============	==============		==============	==============
Basic weighted average number
of common shares outstanding	 			    17,383,888 	    17,207,290 		    17,299,721 	    16,732,290
							==============	==============		==============	==============
Diluted weighted average number
of common shares outstanding	 			    17,383,888 	    17,207,290 		    17,299,721 	    16,732,290
							==============	==============		==============	==============
Basic Net Income Per Share	 			$	 (0.09)	$	  0.05 		$	 (0.08)	$	  0.13
							==============	==============		==============	==============
Diluted Net Income Per Share				$	 (0.09)	$	  0.05 		$	 (0.08)	$	  0.13
							==============	==============		==============	==============



				DATASCENSION, INC.
		       CONSOLIDATED STATEMENT OF CASH FLOWS


								   		   	   Restated
						   		     For the	    	    For the
								 6 months ended		6 months ended
						   		    06/30/06	   	   06/30/05
								 ==============		==============

Cash Flows From Operating Activities:
Net income	 						 $   (1,317,049)	$    2,110,261
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued (canceled) for services					748,962 	 	     -
    Write off of century innovations	 				108,469 	 	     -
    Noncash expenses associated with convertible debt		      1,430,054			     -
Change in warrant liability						165,241		    (1,241,780)
Change in derivative liability	 				       (444,527)	    (1,327,520)
Depreciation and amortization	 					108,846 		86,997
 (Decrease) in asset held for sale	 				      -   	     1,015,014
 Distribution of asset held for sale	 				      -   	    (1,003,831)
 Increase in construction of progress	 			       (252,800)	 	     -
(Increase) Decrease in accounts receivable			       (255,025)	      (402,935)
Increase in prepaid expenses					       (207,878)	       115,173
Increase in deposits	 						(21,500)	 	 3,750
Decrease in accounts payable	 					 96,143		       (32,148)
Decrease in accrued expenses	 					  6,467 	      (110,108)
								 --------------		--------------
Net cash used by operating activities				 $	165,403 	$     (787,127)

Cash Flows From Investing Activities:
Purchase of property and equipment	 			       (234,701)	      (485,119)
								 --------------		--------------
Net cash used by investing activities	 			       (234,701)	      (485,119)

Cash Flows From Financing Activities:
Increase (decrease) in notes payable				       (223,076)	 	59,408
Increase (Decrease) in related party payable	 			 (7,000)	       (21,328)
Increase (Decrease) in convertible debt				      1,648,412 	       665,925
Increase (Decrease) in stock subscriptions	 			      -   	       109,063
Issuance of common stock	 					 30,000 		     -
								 --------------		--------------
Net cash provided by financing activities			      1,448,336 	       813,068
								 --------------		--------------
Net Increase in Cash	 					      1,379,038 	      (459,178)

Balance, Beginning							275,287	 	       556,593
								 --------------		--------------
Balance, Ending	 						 $    1,654,325 	$	97,415
								 ==============		==============
Interest Paid	 						 $	 23,289 	$      181,763
								 ==============		==============
Taxes Paid	 						 $	      - 	$	     -
								 ==============		==============

See accompanying notes to financial statements.







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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

During the three months ended June 30, 2006, we recorded an other expense item of $504,106, of which $407,232 of expense related to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liability. The other $96,875 of expense relates to the write of stock subscriptions.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. For the three months ended June 30, 2006, the estimated value of the company's debt features increased to $1,232,101 and the estimated fair value of the warrant liability increased to $1,200,277, thus the company recorded an "other expense" item on the consolidated statement of operations for the change in fair value of the debt features and warrants of $100,753 and $306,479, respectively, for the three months ended June 30, 2006.


NOTE 3 - PROPERTY AND EQUIPMENT

 Property and equipment are made up of the following as of June 30, 2006:

 Equipment and machinery                  $ 472,500
 Office equipment                         1,072,871
 Leasehold improvements                       9,959
 Accumulated depreciation                  (713,131)
                                          ----------
                                          $ 842,198

 Licenses                                 $ 230,000
 Websites                                     4,520
 Accumulated amortization                   ( 9,527)
                                          ----------
                                          $ 224,993


The company purchased a license agreement with a vendor for $130,000 during the three months ended June 30, 2006. The life of the agreement has been valued at 7 years for accounting purposes.


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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended June 30, 2006, the Company accreted $142,235 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.40, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at June 30, 2006 was $457,604.

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

Because the terms of the 2004 convertible note require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the 2004 convertible notes. Were the 2004 convertible notes to not have contained those terms or even if the 2004 transaction were not entered into, it could have altered the treatment of the June 30, 2005 notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The June 30, 2005 note, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended June 30, 2006, the Company accreted $10,533 of the debt discount related to these Notes.

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

NOTES PAYABLE - $1,702,859, JUNE 2006

In June 2006, the Company issued $1,702,859 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 4,865,311 shares of common stock at a per share purchase price of $0.40 per share.

The Notes accrue interest at a rate of prime + 3% per annum. The Notes are due and payable in June 2008. After a thorough review of the terms of the note and respective covenants, the company has determined the more conservative method of including the entire debt as a current liability on the balance sheet. The convertible note and warrant documents were filed in an 8-K by the Company on June 16, 2006. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on June 16, 2006. The $1,702,859 in proceeds from the financing transaction were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $692,299 of remaining value to be allocated to the Note on the financial statements. The debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended June 30, 2006, the Company accreted $69,657 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 4,865,311 warrants at issuance was $437,791 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.28, an exercise price of $0.40, a 5.0 year term, and a volatility factor of 44%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at June 30, 2006 was $695,959.

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

NON-EMPLOYEE WARRANTS

During June 2006, the company issued 100,000 warrants at $0.30 per share to two consultants.

The estimated fair value of the 100,000 warrants at issuance was $12,264 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.29, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 44%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at June 30, 2006 was $17,144.

For the three months ended June 30, 2006:

 $ 120,888 income, decrease in value of 2004 derivative liability
  ( 37,997) expense, increase in value of 2004 warrant liability
    31,669  income, decrease in 2005 derivative liability
  ( 5,434) expense, increase in value of 2005 warrant liability (253,310) expense, increase in 2006 derivative liability (258,168) expense, increase in value of 2006 warrant liability
  (  4,880) expense, increase in value of 2006 consultants warrants
 ----------
 $(407,232) other expense related to convertible debt


For the three months ended June 30, 2006, the company recorded $222,425 of interest expense related to the accretion of debt related to the convertible financing.

For the three months ended June 30, 2006:

 $142,235 of interest expense related to accretion of 2004
         convertible debt
   10,533 of interest expense related to accretion of 2005
         convertible debt
   69,657 of interest expense related to accretion of 2005
         convertible debt
 --------
 $222,425 of interest expense related to convertible debt


The balance of the carrying value of the convertible debt as of June 30, 2006 is:


$1,564,101 March 31, 2006 value
   142,235 accretion of 2004 convertible debt
    10,533 accretion of 2005 convertible debt
    69,657 accretion of 2006 convertible debt
   989,440 original 2006 carrying value of convertible debt
    26,169 interest accrual on loans
 ---------
$2,802,135 June 30, 2006 carrying value of debt


The balance of the carrying value of the derivative liability as of June 30, 2006 is:

$ 558,579  March 31, 2006 value of derivative liability
 (120,888) income, decrease in 2004 derivative liability
 ( 31,667) income, decrease in 2005 derivative liability
  572,769  issuance of 2006 note, derivative liability
  253,310  expense, increase in 2006 derivative liability
----------
$1,232,099 June 30, 2006 value of derivative liability


The balance of the carrying value of the warrant liability as of June 30, 2006 is:


$ 443,743 March 31, 2006 value of warrant liability
   37,997 expense, increase in value of 2004 warrant liability
    5,434 expense, increase in 2005 warrant liability
  437,791 issuance of 2006 warrants
  258,168 expense, increase in 2006 warrant liability
   12,264 issuance of 2006 warrants to consultants
    4,880 expense, increase in 2006 warrant liability to consultants
---------
$1,200,277 June 30, 2006 value of warrant liability


NOTE 5 - STOCKHOLDERS' EQUITY

The company issued shares of common stock for services during the three months ended June 30, 2006. 500,000 of shares were issued to Scott Kincer, the CEO; 150,000 shares were issued to Joey Harmon, the COO; 30,000 shares were issued to Robert Sandelman, a director; and 30,000 shares were issued to David Lieberman, a director. All stock was valued at $0.30 per share.

100,000 shares were issued to a consultant and 25,000 shares were issued to an employee as compensation, valued at $30,000 and $7,500 (respectively) or $0.30 per share.

60,000 shares of common stock were sold for $0.50 per share to an investor and 10,000 shares of common stock were issued to a debtor as interest expense, valued at $3,000 or $0.30 per share.

3,250,000 options were issued to officers with a $0.30 exercise price, a 5 year term and given a 44% volatility, Black Scholes calculated this as a $398,587 expense for the quarter per FASB 123R.

There were no other issuances of stock or options other than those mentioned above and in Note 4.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2006, the Company has an outstanding note payable to Murray Conradie, the Company's former CEO, in the amount of $2,000. This payable accrues interest at 1% monthly due on the first day of each month.


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

Results of Operations

      Analysis of the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.

For the six-months, ended June 30, 2006, DSEN has generated $6,609,997 in revenues compared to $4,498,557 in revenues for the six-months ended June 30, 2005, for an increase of $2,111,440. The increase in revenue is a result of an increase in new clients, along with an increase in our hourly billing rates.

Cost of goods sold for the six-months ended June 30, 2006 was $5,038,204 compared to $3,591,084 for the six-months ended June 30, 2005 or an increase of $1,447,120. This increase was a result of the increased clients and service contracts completed.

Total general and administrative expenses increased to $1,225,284 for the six-months ended June 30, 2006 from $848,383 for the six-months ended June 30, 2005, a net increase of $376,901. The increase related to the increase in cost associated with expansion of our Costa Rica operation and training of personnel to meet the increased demand of the new clients.

Depreciation expense for the six-months ended June 30, 2006 was $108,846 compared to $86,997 for the six-months ended June 30, 2005, an increase of $21,849. The increase resulted from the purchase of additional assets in the last twelve months.

Interest expense for the six-months ended June 30, 2006 was $150,950 compared to $181,763 for the six-months ended June 30, 2005 a decrease of $30,813. This increase relates to the debt funding increase in the last twelve months.

Datascension generated a net loss of $1,317,049 for the six months ended June 30, 2006, versus net income of $2,110,261 for the same period in 2005. The decrease in profit of $3,427,310 is a result of the increase in expenses (and decrease in income) related to the derivative and warrant liabilities, along with a write down of the Century Innovations investment of $108,469. For the six months ended June 30, 2006, DSEN has decreased its working capital position by a net amount of $825,326 from negative $1,898,111 as of December 31, 2005 to negative $2,723,437 as of June 30, 2006. This is due largely to an increase in warrant liability of $921,775 and an increase of $1,648,412 in convertible debt, while there was also an increase in derivative liability of $228,993, offset by an increase in cash of $1,379,038 and an additional increase in accounts receivable of $255,025.

Significant Subsequent Events occurring after June 30, 2006:

None


Capital Resources and Liquidity

      On June 30, 2006 DSEN had total assets of $7,540,620 compared to $6,690,431 on June 30, 2005, an increase of $850,189. The reason for the increase in assets is a result of the increase in cash and accounts receivable. DSEN had a total stockholders' equity of $78,238 on June 30, 2006 compared to $2,563,026 on June 30, 2005, a decrease in equity of $2,484,698, which is in part due to the net loss incurred during the past 12 months.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On June 30, 2006 DSEN had Property and Equipment of $1,064,027 compared to $1,040,431 on June 30, 2005, or an increase of $23,596 which is a result of the purchase of additional software for the call center operations and the depreciation during the last twelve months. The company has begun construction of a new facility in Costa Rica and has approximately $252,800 in construction in progress as of June 30, 2006.

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

      DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital due to the fact that as of June 30, 2006, the company had $1,654,324 of cash and $2,509,103 of accounts receivable on hand.

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

The company issued shares of common stock for services during the three months ended June 30, 2006.

500,000 of shares were issued to Scott Kincer, the CEO; 150,000 shares were issued to Joey Harmon, the COO; 30,000 shares were issued to Robert Sandelman, a director; and 30,000 shares were issued to David Lieberman, a director. All stock was valued at $0.30 per share.

100,000 shares were issued to a consultant and 25,000 shares were issued to an employee as compensation, valued at $30,000 and $7,500 (respectively) or $0.30 per share.

60,000 shares of common stock were sold for $0.50 per share to an investor and 10,000 shares of common stock were issued to a debtor as interest expense, valued at $3,000 or $0.30 per share.

3,250,000 options were issued to officers with a $0.30 exercise price, a 5 year term and given a 44% volatility, Black Scholes calculated this as a $398,587 expense for the quarter per FASB 123R.

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


Reports on Form 8-K

(a)   Report on Form 8-K filed May 2, 2006, items 1.01 and 9.01.

On  April  24,  2006,  Datascension,  Inc.  (the  "Company")  entered   into  a
Recapitalization   Agreement   (the   "Agreement")  with  TBeck  Capital,  Inc.
("TBeck"), a Florida corporation.

Per the terms of the Agreement, TBeck agrees to provide the Company with funding of $2,800,000 by May 10, 2006, for the purpose of redeeming certain outstanding convertible notes (the "Redemption").

(b) Report on Form 8-K filed June 15, 2006 and Form 8-K/A filed on June 16, 2006, items 1.01, 1.02, 5.02, and 9.01.

On June 12 , 2006, the Board of Directors had a meeting in which the Board authorized entering into a funding agreement with Longview et al, ("Longview") the Company's current investment group. Longview will assist the Company in the build out of a new facility in Costa Rica. Concurrent with the discounted $2 million note, Longview will reduce the interest on the November 2004 notes and remove some other provisions of the agreement. The company received proceeds of $1.75 million. Additionally, the Company rolled a prior note agreement into this filing. The principal amount of $274,288 with the settled debt of $240,715. No cash was received in this transaction, but it was done to consolidate the debt and the respective terms.

In consideration for the reduction in interest cost and new funding, the Company authorizes the issuance of additional warrants to be registered by an SB-2 filing with the Securities and Exchange Commission.

Additionally, on April 24, 2006, the Company entered into a Recapitalization Agreement with TBeck Capital, Inc., a Florida corporation. Prior to the funding of the agreement the parties mutually agreed to terminate the agreement.

On June 12, 2006, there was a meeting of the Board of Directors in which the Board approved of the appointment of David Lieberman as an independent Board Member of the Company.

There is currently no formal employment agreement between the Company and Mr. Lieberman.


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

                                  Date: August 14, 2006


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

                                  Date: August 14, 2006