Form 10QSB
period 2006-09-30
DATASCENSION INC
filed 2006-11-13
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ___________ to ___________

                       Commission file number: 000-29087

                              Datascension, Inc.
                 --------------------------------------------
                (Name of small business issuer in its charter)

	Nevada                                     87-037462
------------------------                	--------------
(State or other jurisdiction of         (IRS Employer incorporation or
organization)                            Identification No.)

	145 S. State College Blvd, Suite 350, Brea, CA    92821
	--------------------------------------------------------
	(Address of principal executive offices)       (Zip Code)

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

The Registrant has 17,987,221 shares issued and outstanding, par value $.001 per share as of November 7, 2006. The Registrant has 505,900 shares of Preferred Stock Series B issued and outstanding as of November 7, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

 Page No.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
       Balance Sheet (unaudited)                                   F1
       Statements of Operations (unaudited)                        F2
       Statements of Cash Flows (unaudited)                        F3
       Notes to Financial Statements                               F4-F7

Item 2. Management's Discussion and Analysis of Planof Operation   5

Item 3. Controls and Procedures                                    8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          8

Item 2. Unregistered Sales of Equity and Use of Proceeds           9

Item 3. Defaults upon Senior Securities                            10

Item 4. Submission of Matters to a Vote of Security Holders        10

Item 5. Other Information                                          10

Item 6. Exhibits and Reports on Form 8-K                           10

Signatures                                                         11





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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.







                             		 DATASCENSION, INC.
                         	    CONSOLIDATED BALANCE SHEET


                          ASSETS
								Unaudited	 Audited
                                                             	 9/30/06     	 12/31/05
							       ------------	-----------
   CURRENT ASSETS:
Cash                                                           $    884,019     $   275,287
Accounts receivable                                               2,315,350    	  2,254,078
Prepaid expenses                                                    276,221         114,749
Construction in progress                                      	  1,696,400               -
Investment in Century Innovations                                     	  -         108,469
							       ------------	-----------
   TOTAL CURRENT ASSETS                                        $  5,171,990   	$ 2,752,583

Property and equiptment, net of accumulated
 depreciation                                               	  1,005,857         936,859

   OTHER ASSETS:

Website assets, net of amortization                                   2,981           4,520
Deposits                                                             41,749          20,249
Goodwill                                                     	  1,692,782    	  1,692,782
							       ------------	-----------
   TOTAL OTHER ASSETS                                         	  1,737,512       1,717,551
							       ------------	-----------
TOTAL ASSETS                                                   $  7,915,359     $ 5,406,993
							       ============	===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             	 9/30/06     	 12/31/05
							       ------------	-----------
   CURRENT LIABILITIES:
Accounts payable                                               $    364,315     $   135,467
Accrued expenses                                              	  1,158,901    	  1,766,493
Notes payable, related party                                          2,000           9,000
Short term notes payable                                            164,912         200,000
Convertible debt                                                  3,274,217       1,153,723
Derivative liability                                                189,341    	  1,003,106
Warrant liability                                                   504,568         278,502
Current portion of long-term notes payable                            	  -         104,402
							       ------------	-----------
   TOTAL CURRENT LIABILITIES                                   $  5,658,255  	$ 4,650,694
							       ------------	-----------
  LONG-TERM DEBT
Long-term notes payable, net of current portion                       	  -         139,885
							       ------------	-----------
  TOTAL LONG-TERM DEBT                                                	  -         139,885

  TOTAL LIABILITIES                                           	  5,658,255       4,790,579

   STOCKHOLDERS' EQUITY:
  Common stock:
Common stock, $0.001 par value, 200,000,000
   shares authorized; 17,987,221 and 17,482,221 shares
   issued, 17,891,388 and 17,386,388 outstanding at
  September 30, 2006 and December 31, 2005, respectively            161,605         161,100
  Additional paid-in capital-common stock                    	 12,044,627      11,563,045
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at September 30, 2006                         	506             506
  Additional paid-in capital-preferred Series B                	    481,994         481,994
  Subscriptions receivable                                            	  -    	   (296,875)
  Treasury stock, at cost; 95,833 at September 30, 2006            (134,388)       (134,388)
  Accumulated deficit                                      	(10,297,240)    (11,158,968)
							       ------------	-----------
TOTAL STOCKHOLDERS' EQUITY                                   	  2,257,104         616,414
							       ------------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  7,915,359     $ 5,406,993
							       ============	===========

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.





                              				DATASCENSION, INC.
                   				 CONSOLIDATED STATEMENT OF OPERATIONS

								UNAUDITED		     UNAUDITED
						UNAUDITED	RESTATED	UNAUDITED    RESTATED
                                                FOR THE     	FOR THE     	FOR THE      FOR THE     	AUDITED
                                                3 MONTHS    	3 MONTHS    	9 MONTHS     9 MONTHS    	FOR THE
                                                ENDED       	ENDED       	ENDED        ENDED		YEAR ENDED
                                               	9/30/06     	9/30/05     	9/30/06      9/30/05     	12/31/05
						-----------	------------	-----------  -----------	-----------

Revenue						$ 4,217,471 	$  2,365,454 	$10,827,468  $ 6,864,011 	$ 9,752,935

Cost of Goods Sold		 		  3,003,854 	   2,127,257 	  8,042,058    5,718,341 	  7,633,641
						-----------	------------	-----------  -----------	-----------
Gross Profit		 			  1,213,617 	     238,197 	  2,785,410    1,145,670 	  2,119,295

Expenses:
Selling, general and administrative		$   778,086 	$   560,697 	$ 2,003,370  $ 1,409,080 	$ 2,141,277
Stock based compensation		 		  -   	 	  -   	    694,351 	       -   		  -
Depreciation and amortization		 	     58,396 	     44,888 	    167,242 	 131,885 	    190,530
						-----------	------------	-----------  -----------	-----------
Total expenses					    836,482 	    605,585 	  2,864,963    1,540,965 	  2,331,807
						-----------	------------	-----------  -----------	-----------
Operating Income		 		    377,136 	   (367,388)	    (79,553)	(395,295)	   (212,512)

Other Income (Expense):

Interest income					 	  - 	        281 	$ 	  - 	     610 	 	610
Other expenses		 				  - 	   (108,517)	 	  - 	       - 		  -
Forgiveness of debt		 		    592,186 	 	  - 	    592,186 	   2,962 	      2,962
Other income					 	  - 	      3,000 	      4,603 	   6,382 	      6,446
Interest expense		 		   (171,036)	    (81,362)	   (321,986)    (263,125)	   (313,421)
Other Income (Expense) related
  to convertible				  1,738,467 	    228,269 	  1,513,649    2,863,902 	  2,978,779
Interest income (expense) related
  to convertible		 		   (357,976)	   (160,725)	   (738,654)	(483,100)	   (641,065)
Total other income				  1,801,641 	    (10,537)	    941,281    2,127,631 	  2,034,311
						-----------	------------	-----------  -----------	-----------
Net Income (loss)		 	 	$ 2,178,777 	$  (377,925)	$   861,728  $ 1,732,336 	$ 1,821,798
						===========	===========	===========  ===========	===========
Basic weighted average number
of common shares outstanding		 	 17,987,221 	 17,207,290 	 17,734,291   17,099,415 	 18,145,903
						===========	===========	===========  ===========	===========
Diluted weighted average number
of common shares outstanding		 	 48,715,151 	 17,207,290 	 48,462,221   28,390,550 	 40,965,903
						===========	===========	===========  ===========	===========
Basic Net Income Per Share			$      0.12 	$     (0.02)	$      0.05  $	    0.10 	$      0.10
						===========	===========	===========  ===========	===========
Diluted Net Income Per Share		 	$      0.04 	$     (0.02)	$      0.02  $	    0.06 	$      0.04
						===========	===========	===========  ===========	===========

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.





                           	DATASCENSION, INC.
                   	 CONSOLIDATED STATEMENT OF CASH FLOWS



							   Unaudited		   Unaudited
							For the 9 months	For the 9 months
							     ended		     ended
							    09/30/06		   09/30/05
							----------------	----------------

Cash Flows From Operating Activities:
Net income		 				$	 861,728 	$      1,732,336
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Issued (canceled) for services		 		 748,962 	 	       -
  Write off of century innovations		 		 108,469
  Noncash expenses associated with convertible debt		(308,413)	 	       -
Change in warrant liability		 			 165,241 	      (1,277,900)
Change in derivative liability		 			(444,527)	      (1,519,669)
Depreciation and amortization		 			 167,242 	 	 131,885
 (Decrease) in asset held for sale		 		       -   	       1,015,014
 Distribution of asset held for sale		 		       -   	      (1,003,831)
 Increase in construction of progress		 	      (1,696,400)		       -
 Forgiveness of debt		 				(592,186)		       -
(Increase) Decrease in accounts receivable		 	 (61,272)	 	  14,443
Increase in prepaid expenses		 			(161,472)	 	 188,295
Increase in deposits		 				 (21,500)	 	   5,150
Decrease in accounts payable		 			 228,848 	 	 (54,322)
Decrease in accrued expenses		 			 (15,407)	 	  (7,608)
							----------------	----------------
Net cash used by operating activities		 	$     (1,020,686)	$       (776,207)

Cash Flows From Investing Activities:
Purchase of property and equipment		 		(234,701)	        (485,119)
							----------------	----------------
Net cash used by investing activities		 		(234,701)	        (485,119)

Cash Flows From Financing Activities:
Increase (decrease) in notes payable		 		(279,375)		 201,782
Increase (Decrease) in related party payable		 	  (7,000)	 	 (39,038)
Increase (Decrease) in convertible debt		 	       2,120,495 	 	 626,650
Increase (Decrease) in stock subscriptions		 	       -   	 	 119,063
Issuance of common stock		 			  30,000 	 	       -
							----------------	----------------
Net cash provided by financing activities		       1,864,120 	 	 908,457
							----------------	----------------
Net Increase in Cash		 				 608,733 	        (352,869)

Balance, Beginning						 275,286 	 	 556,593
							----------------	----------------
Balance, Ending		 				$	 884,019 	$	 203,724
							================	================
Interest Paid		 				$ 	 321,986 	$	 263,125
							================	================
Taxes Paid		 				$	       - 	$	       -
							================	================

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

During the three months ended September 30, 2006, we recorded an other income item of $1,738,467, of which $1,042,758 of income related to the debt features and $695,709 related to the warrants, to reflect the change in fair value of the derivative and warrant liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. For the three months ended September 30, 2006, the estimated value of the company's debt features decreased to $189,343 and the estimated fair value of the warrant liability decreased to $504,568, thus the company recorded an "other income" item on the consolidated statement of operations for the change in fair value of the debt features and warrants of $1,042,758 and $695,709, respectively, for the three months ended September 30, 2006.

NOTE 3 - PROPERTY AND EQUIPMENT

 Property and equipment are made up of the following as of September 30, 2006:

 Equipment and machinery         $ 472,500
 Office equipment                1,072,871
 Leasehold improvements              9,959
 Accumulated depreciation         (763,086)
                                 ---------
                   Subtotal      $ 792,244

 Licenses                        $ 230,000
 Websites                            4,520
 Accumulated amortization          (17,967)
                                 ---------
                   Subtotal      $ 216,553
                                 ---------
		   Total	$1,005,857



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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended September 30, 2006, the Company accreted $139,792 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 3,125,000 warrants at issuance (11/11/2004) was $936,714 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.40, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 89%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at September 30, 2006 was $192,185.

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

Because the terms of the 2004 convertible note require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the 2004 convertible notes. Were the 2004 convertible notes to not have contained those terms or even if the 2004 transaction were not entered into, it could have altered the treatment of subsequent notes and the conversion features of the latter agreements may have resulted in a different accounting treatment from the liability classification. The June 30, 2005 note, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended September 30, 2006, the Company accreted $9,995 of the debt discount related to these Notes.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended September 30, 2006, the Company accreted $208,189 of the debt discount related to these Notes.

WARRANTS ISSUED

The estimated fair value of the 4,865,311 warrants at issuance was $437,791 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.28, an exercise price of $0.40, a 5.0 year term, and a volatility factor of 44%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at September 30, 2006 was $294,631.

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

The estimated fair value of the 100,000 warrants at issuance was $12,264 and has been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of $0.29, an exercise price of $0.30, a 5.0 year term, and a volatility factor of 44%. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at September 30, 2006 was $8,132.

For the three months ended September 30, 2006:

$ 312,698 income, decrease in value of 2004 derivative liability 265,419 income, decrease in value of 2004 warrant liability
       140  income, decrease in 2005 derivative liability
    19,950 income, decrease in value of 2005 warrant liability 729,920 income, decrease in 2006 derivative liability
   401,328  income, decrease in value of 2006 warrant liability
     9,012  income, decrease in value of 2006 consultants warrants
----------
$1,738,467 other income related to convertible debt

For the three months ended September 30, 2006, the company recorded $357,976 of interest expense related to the accretion of debt related to the convertible financing.

For the three months ended September 30, 2006:

$ 139,792  of interest expense related to accretion of 2004 convertible debt
    9,995 of interest expense related to accretion of 2005 convertible debt 208,189 of interest expense related to accretion of 2005 convertible debt
---------
$ 357,976  of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of September 30, 2006 is:

$2,802,135 June 30, 2006 value
   139,792 accretion of 2004 convertible debt
     9,995 accretion of 2005 convertible debt
   208,189 accretion of 2006 convertible debt
   114,106 interest accrual on loans
----------
$3,274,217 September 30, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of September 30, 2006 is:

$1,232,101  June 30, 2006 value of derivative liability
 ( 312,698) income, decrease in 2004 derivative liability
 (     140) income, decrease in 2005 derivative liability
 ( 729,920) income, decrease in 2006 derivative liability
----------
$  189,343  September 30, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of September 30, 2006 is:

$1,200,277  June 30, 2006 value of warrant liability
  (265,419) income, decrease in value of 2004 warrant liability
   (19,950) income, decrease in 2005 warrant liability
  (401,328) income, decrease in 2006 warrant liability
    (9,012) income, decrease in 2006 warrant liability to consultants
----------
$  504,568  September 30, 2006 value of warrant liability

NOTE 5 - STOCKHOLDERS' EQUITY

The company issued shares of common stock for services during the nine months ended September 30, 2006. 500,000 of shares were issued to Scott Kincer, the CEO; 150,000 shares were issued to Joey Harmon, the COO; 30,000 shares were issued to Robert Sandelman, a director; and 30,000 shares were issued to David Lieberman, a director. All stock was valued at $0.30 per share.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2006, the Company has an outstanding note payable to Murray Conradie, the Company's former CEO, in the amount of $2,000. This payable accrues interest at 1% monthly due on the first day of each month.

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

NOTE 8 - OTHER

LITIGATION:

INTERNATIONAL DATA COLLECTION, INC. V. DATASCENSION, ET AL.

San Diego Superior Court, Case No. GIC 865902

On May 12, 2006, International Data Collection, Inc. ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC 865902, against DSEN as well as Joey Harman (officer), Heather Pomeroy (employee) and a non-related individual, Gustavo Mendoza. Plaintiff asserts causes of action for unfair business practices, misappropriation of trade secrets, interference with contract and prospective economic advantage, conversion and breach of contract.

IDC is a competitor of DSEN. Plaintiff contends that its former employee, Ms. Pomeroy, obtained trade secrets which she is now divulging in the course of her employment with Datascension. IDC has not specified its damages as of this time.

DSEN, Mr. Harmon and Ms. Pomeroy have each fully cooperated with litigation counsel's investigation. Although discovery has not been completed, it is litigation counsel's opinion that IDC's claims lack any factual and/or legal merit. As such, DSEN and its officer and employee intend to continue with vigorous defense against the claims asserted. A trial date has not yet been set in this case.


DATASCENSION V. MEDIRECT LATINO, INC.

Case No. 32 103 00458 06

On June 13, 2006, DSEN filed a claim against MEDirect Latino, Inc. ("MLTO") through the American Arbitration Association, Case No. 32 103 00458 06, in order to collect $212,061.28 of outstanding invoices for services rendered. Thereafter, on or about September 19, 2006, MLTO filed a counter-claim against DSEN, contending that DSEN negligently performed its services. MLTO seeks $1,000,000.00 in damages against DSEN although it has not specifically identified the basis of such.

DSEN has fully cooperated with litigation counsel's investigation. Without compromising DSEN's litigation strategy, it is litigation counsel's opinion that (i) DSEN is a legitimate collection claim against MLTO, and (ii) MLTO's claims lack any factual and/or legal merit. The arbitration hearing has been set to commence on February 13, 2007.

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

Results of Operations

      Analysis of the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

For the nine-months, ended September 30, 2006, DSEN has generated $10,827,468 in revenues compared to $6,864,011 in revenues for the nine-months ended September 30, 2005, for an increase of $3,963,457. The increase in revenue is a result of an increase in new clients, along with an increase in our hourly billing rates.

Cost of goods sold for the nine-months ended September 30, 2006 was $8,042,058 compared to $5,718,341 for the nine-months ended September 30, 2005 or an increase of 2,323,717. This increase was a result of the increased clients and service contracts completed.

Total general and administrative expenses increased to $2,003,370 for the nine-months ended September 30, 2006 from $1,409,080 for the nine-months ended September 30, 2005, a net increase of $594,290. The increase related to the increase in cost associated with expansion of our Costa Rica operation and training of personnel to meet the increased demand of the new clients.

Depreciation expense for the nine-months ended September 30, 2006 was $167,242 compared to $131,885 for the nine-months ended September 30, 2005, an increase of $35,357. The increase resulted from the purchase of additional assets in the last twelve months.

Interest expense for the nine-months ended September 30, 2006 was $321,986 compared to $263,125 for the nine-months ended September 30, 2005 an increase of $58,861. This increase relates to the debt funding increase in the last twelve months.

Datascension generated net income of $861,728 for the nine months ended September 30, 2006, versus net income of $1,732,336 for the same period in 2005. The decrease in profit of $870,608 is a result of the increase in expenses (and decrease in income) related to the derivative and warrant liabilities, along with a write down of the Century Innovations investment of $108,469. For the nine months ended September 30, 2006, DSEN has increased its working capital position by a net amount of $1,411,846 from negative $1,898,111 as of December 31, 2005 to negative $486,265 as of September 30, 2006. This is due largely to an increase in warrant liability of $226,066 and an increase of $2,120,494 in convertible debt, while there was also a decrease in derivative liability of $813,765, offset by an increase in cash of $608,732, an additional increase in accounts receivable of $61,272, an increase in prepaid expenses of $161,472 and an increase in construction in progress of $1,696,400.

Significant Subsequent Events occurring after September 30, 2006:

None.

Capital Resources and Liquidity

      On September 30, 2006 DSEN had total assets of $7,915,359 compared to $4,563,623 on September 30, 2005, an increase of $3,351,736. The reason for the increase in assets is a result of the increase in cash, construction in progress and accounts receivable. DSEN had a total stockholders' equity of $2,257,104 on September 30, 2006 compared to $558,993 on September 30, 2005, an increase in equity of $1,698,111, which is in part due to the increase in gross profit during the past 12 months.

       All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On September 30, 2006 DSEN had Property and Equipment of $1,005,857 compared to $995,543 on September 30, 2005, or an increase of $10,314 which is a result of the purchase of additional software for the call center operations and the depreciation during the last twelve months. The company has begun construction of a new facility in Costa Rica and has approximately $1,696,400 in construction in progress as of September 30, 2006.

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

       DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital due to the fact that as of September 30, 2006, the company had $884,019 of cash and $2,315,350 of accounts receivable on hand.

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


 PART II. OTHER INFORMATION

Item 1. Legal Proceedings.


INTERNATIONAL DATA COLLECTION, INC. V. DATASCENSION, ET AL.

San Diego Superior Court, Case No. GIC 865902

On May 12, 2006, International Data Collection, Inc. ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC 865902, against DSEN as well as Joey Harman (officer), Heather Pomeroy (employee) and a non-related individual, Gustavo Mendoza. Plaintiff asserts causes of action for unfair business practices, misappropriation of trade secrets, interference with contract and prospective economic advantage, conversion and breach of contract.

IDC is a competitor of DSEN. Plaintiff contends that its former employee, Ms. Pomeroy, obtained trade secrets which she is now divulging in the course of her employment with Datascension. IDC has not specified its damages as of this time.

DSEN, Mr. Harmon and Ms. Pomeroy have each fully cooperated with litigation counsel's investigation. Although discovery has not been completed, it is litigation counsel's opinion that IDC's claims lack any factual and/or legal merit. As such, DSEN and its officer and employee intend to continue with vigorous defense against the claims asserted. A trial date has not yet been set in this case.


DATASCENSION V. MEDIRECT LATINO, INC.

Case No. 32 103 00458 06

On June 13, 2006, DSEN filed a claim against MEDirect Latino, Inc. ("MLTO") through the American Arbitration Association, Case No. 32 103 00458 06, in order to collect $212,061.28 of outstanding invoices for services rendered. Thereafter, on or about September 19, 2006, MLTO filed a counter-claim against DSEN, contending that DSEN negligently performed its services. MLTO seeks $1,000,000.00 in damages against DSEN although it has not specifically identified the basis of such.

DSEN has fully cooperated with litigation counsel's investigation. Without compromising DSEN's litigation strategy, it is litigation counsel's opinion that (i) DSEN is a legitimate collection claim against MLTO, and (ii) MLTO's claims lack any factual and/or legal merit. The arbitration hearing has been set to commence on February 13, 2007.

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

	[None during the three months ended September 30, 2006].

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

      (b) Exhibit  32.   Certifications required by Rule 13a-14(b) or Rule 15d-
14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

 32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

None.

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

                                  Date: November 13, 2006


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

                                  Date: November 13, 2006