Form 10KSB
period 2006-12-31
DATASCENSION INC
filed 2007-04-02
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2006

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

Check   whether   the   issuer  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had revenues of $14,780,706 for the fiscal year ended December 31, 2006.
Based on the average of the closing bid and ask prices of the issuer's common stock on December 29, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $4,960,819.

As of December 31, 2006, the issuer had 22,271,547 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated December 18, 2006
The Company's report on Form 10-QSB dated November 13, 2006 The Company's report on Form 10-QSB dated August 14, 2006 The Company's report on Form 8-K/A dated June 16, 2006
The Company's report on Form 8-K dated June 15, 2006
The Company's report on Form 10-QSB dated May 15, 2006
The Company's report on Form 8-K dated May 2, 2006
The Company's report on Form 10-KSB dated March 31, 2006
The Company's report on Form 10QSB/A dated February 10, 2006 The Company's report on Form 10QSB/A dated February 10, 2006 The Company's report on Form 10QSB/A dated February 9, 2006 The Company's report on Form 10KSB/A dated February 8, 2006 The Company's report on Form SB-2/A dated February 7, 2006 The Company's report on Form 8-K dated February 2, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                               TABLE OF CONTENTS

                                                                  Page No.

                                     PART I

Item 1.  Description of Business................................. 3

Item 2.  Description of Properties............................... 16

Item 3.  Legal Proceedings....................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders..... 18

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters 19

Item 6.  Management's Discussion and Analysis of Financial
	 Condition or Plan of Operation.......................... 21

Item 7.  Financial Statements.................................... F-1

Item 8.  Changes in and Disagreements with Accountants on
	 Accounting and Financial Disclosure..................... 28

Item 8A. Controls and Procedures................................. 28

Item 8B. Other Information....................................... 28


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant...... 29

Item 10. Executive Compensation.................................. 32

Item 11. Security Ownership of Certain Beneficial Owners and
	 Management and Related Stockholder Matters.............. 37

Item 12. Certain Relationships and Related Transactions.......... 38

Item 13. Exhibits and Reports on Form 8-K........................ 39
..
Item 14. Principal Accountant Fees and Services.................. 41

Signatures ...................................................... 42


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

On December 24, 2003, 63.34% of the votes entitled to be cast at a meeting of DSEN's shareholders consented in writing to change the name of the corporation from Nutek Inc. to Datascension Inc. ("DSEN".) The Board of Directors of Nutek, Inc. at a meeting duly convened, held on the 5th day of January, 2004, adopted a resolution to amend the original articles of incorporation for the name change.

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

(A)  Principal Address.

DSEN's mailing address is: 145 State College Blvd, Suite 350, Brea, CA 92821, phone number: 714-482-9750. The Company websites can be found at www.datascension.com. As of this filing of this Form 10-KSB, DSEN is seeking to sublease the Brea, CA space and move into a smaller, less costly location, as operations are being centralized in Costa Rica.

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

1) Principal Products, Services and Principal Markets.

Services

Telephone Interviewing (CATI or Paper) Currently, Datascension's CATI telephone facility employs approximately 1000 part- and full-time telephone interviewers, many of whom are bilingual in Spanish and English. Datascension and other leading research agencies have found that streamlining their systems with integrated CATI and automatic dialing capabilities have resulted in quicker turnaround, lower costs and increased field capacity for phone research projects.

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

In-bound Customer Service

Datascension's expertise in handling customer service calls covers a wide spectrum of industries from hardware order taking to infomercial support. Activities include on-line order booking to technical support for client products and services.

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

Major Clients

During the year ended December 31, 2006, the Company had three major clients, ipsos Reid (26%), Sandelman & Associates (11.7%), and The National Research Group (7.1%). Management believes the loss of one of these key clients would materially affect the operations of the company in the short term. Sandelman & Associates is a related party.

All of the revenue generated is from our Datascension International subsidiary, with about 93% of the revenue from the telephone interviewing with approximately 7% coming from the data services and programming division. Customers are located through referrals from existing customers and from leads generated by our sales staff.

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

Who Must Comply with the Amended Telemarketing Sale Rule (TSR)?

The amended TSR regulates "telemarketing"- defined in the Rule as "a plan, program, or campaign . . . to induce the purchase of goods or services or a charitable contribution" involving more than one interstate telephone call." (The FCC regulates both intrastate and interstate calling. More information is available from www.fcc.gov.). With some important exceptions, any businesses or individuals that take part in "telemarketing" must comply with the Rule. This is true whether, as "telemarketers," they initiate or receive telephone calls to or from consumers, or as "sellers," they provide, offer to provide, or arrange to provide goods or services to consumers in exchange for payment. It makes no difference whether a company makes or receives calls using low-tech equipment or the newest technology-such as voice response units (VRUs) and other automated systems. Similarly, it makes no difference whether the calls are made from outside the United States; so long as they are made to consumers in the United States, those making the calls, unless otherwise exempt, must comply with the TSR's provisions. If the calls are made to induce the purchase of goods, services, or a charitable contribution, the company is engaging in "telemarketing."

Certain sections of the Rule apply to individuals or companies other than "sellers" or "telemarketers" if these individuals or companies provide substantial assistance or support to sellers or telemarketers. The Rule also applies to individuals or companies that provide telemarketers with unauthorized access to the credit card system.

2) Employees/Contract workers

DSEN currently has both employees and contracted help. The employees are located domestically, and the contract workers are located internationally, with no domestic contract workers. In total we have approximately 1000 individuals working for DSEN, of which two (2) are Officers of DSEN as of December 31, 2006. Of the 1000 employees, 7 are full-time (including the two officers). As DSEN continues to grow and offer additional services and retain additional clients, it will need to add both full-time and part-time employees/contract Workers.

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

We target clients with a high need for our market research services, and we depend on their continued need of our services, especially our major clients who generate the substantial majority of our revenues. However, over time, our clients may adopt new technologies that decrease the need for live customer interaction, such as interactive voice response, web-based research and other technologies used to automate interactions with interviewers. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenues and harm our business.

4. We serve markets that are highly competitive, and we may be unable to compete with businesses that have greater resources than we do.

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

We currently rely on the availability and condition of our leased Costa Rican facilities to provide service and support to our clients. These facilities are located in a region that is susceptible to earthquakes and other natural disasters, which may increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our provision of outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to repair or replace damaged equipment or facilities. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future. Prolonged disruption of our services as a result of natural disasters may entitle our clients to terminate their contracts with us.

12.   Our  operations  could  suffer  from  telecommunications   or  technology
downtime, disruptions or increased costs.

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

13. Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Historically, a majority of our sales have been to relatively few customers. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. The loss of, or any reduction in interview hours from, a significant customer would harm our business.

We derived approximately 44.8% of our total net revenues from three clients in fiscal 2006. If we were to lose, or if there were a material reduction in business from, these clients or our other significant clients, our net revenues might decline substantially.

Our ten largest clients accounted for approximately $11.6 million, or approximately 78.24%, of our total net revenues for the year ended December 31, 2006. If we lose business from any of our top ten clients, our net revenues may decline substantially.

14. We could cause disruptions to our clients' business from inadequate service, and our insurance coverage may be inadequate to cover this risk.

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

15. Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

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

16. We may choose to expand operations outside of Costa Rica and may not be successful.

We may consider expanding to countries other than Costa Rica. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors may influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

17. We are subject to extensive laws and regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

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

18. Our ability to raise capital in the future, if and when needed, may be limited, and could prevent us from executing our business strategy. The sale of additional equity securities would result in further dilution to our stockholders.

We believe that our existing cash and cash equivalents will be sufficient to support our anticipated cash needs through 2007. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

While any of its current notes with its senior secured lenders are outstanding, DSEN will not be able to issue any equity, convertible debt or other securities convertible into common stock or equity of DSEN without the prior written consent of the current note holders, which consent may be withheld for any reason.

Risks Relating to our Stock:

1. The overhang affect from the resale of the selling shareholders securities on the market could result in lower stock prices when converted

Overhang can translate into a potential decrease in DSEN's market price per share. If the share volume cannot absorb the sale of these shares, DSEN's market price per share will likely decrease. As the market price decreases, each subsequent conversion will require a larger quantity of shares.

2. Short selling common stock by warrant and convertible note holders may drive down the market price of DSEN's stock.

The warrant and convertible note holders may sell shares of DSEN's common stock on the market before exercising the warrant or converting the notes. The stock is usually offered at or below market since the warrant and debenture holders may receive stock at a discount to market (depending on the then prevailing market price as conversion prices and warrant exercise prices are fixed). Once the sale is completed the holders exercise or convert a like dollar amount of shares. If the stock sale lowered the market price, upon exercise or conversion, the holders would receive a greater number of shares than they would have absent the short sale. This pattern may result in the spiraling down of DSEN's stock's market price.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The principal office is 5,102 square feet of office space at 145 S. State College Blvd, Suite 350 Brea California 92821 with aggregate monthly rent of approximately $8,724. Combined rent recorded during 2006 and 2005 respectfully was $107,193 and $151,439.

Rent at the old facility recorded during 2006 and 2005 was approximately $197,276 in 2006 and $240,000 in 2005, respectively. The address of the new Costa Rica facility is: Datascension Mall San Pedro, 4to piso, antiguo Planet Mall, San Pedro, San Jose, Costa Rica, where the Company leases approximately 120,000 square feet. The details on the leases comprising the new Costa Rica facility (described below) are as follows:



     FLOOR               	UNDER NAME            	     MONTHLY AMOUNT  STARTING DATE  ENDING DATE
----------------  		---------------------------- --------------  -------------  -----------
Rent VIP Offices & 4th Floor  	Marcas La Union S.A                 $32,500
Rent 6th Floor    		Novedades Azul Marino, S.AS.         $2,875  	    1-May-07    30-Oct-11
Rent 6th Floor    		Arrendadora Entre Lagos S.A          $2,875  	    1-May-07    30-Oct-11
Rent 7th Floor    		Campos de Amaranto S.A               $2,875  	    1-Mar-07    30-Oct-11
Rent 7th Floor    		Plaza Central Zafiro S.A             $2,875  	    1-Mar-07    30-Oct-11
Rent Ciber City   		Arrendadora Coturno S.A              $7,000  	   15-May-06    15-May-13
Rent Planet Mall  		Increible Universo M.O.S.A          $18,000  	    1-May-06     1-May-13
Maintenance Monthly charge	Condominio Mall San Pedro S.A.	     $3,500	    1-May-06	 1-May-13
					       		     --------------
                                               	      		    $72,500



In December 2006, the Company completed its major corporate expansion with the December 2006 move to its new facility in San Pedro, adjacent to Costa Rica's capital.

The significance of the move to the new facilities marks a major milestone for Datascension. The facility has the capacity to house approximately 1000 call center personnel over two shifts, along with providing sufficient space to house executive and support operations.

DSEN is of the opinion that the current locations it uses are suitable, adequate, and in good condition for current as well as for future operations and business.

ITEM 3.  LEGAL PROCEEDINGS.

DSEN is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of DSEN is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

DSEN is not currently a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding. The below referenced cases were settled in the first quarter of 2007.

INTERNATIONAL DATA COLLECTION, INC. V. DATASCENSION, ET AL.

San Diego Superior Court, Case No. GIC 865902

On May 12, 2006, International Data Collection, Inc. ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC 865902, against DSEN as well as Joey Harman (officer), Heather Pomeroy (former employee) and a non-related individual, Gustavo Mendoza. Plaintiff asserts causes of action for unfair business practices, misappropriation of trade secrets, interference with contract and prospective economic advantage, conversion and breach of contract.

IDC is a competitor of DSEN. Plaintiff contends that its former employee, Ms. Pomeroy, obtained trade secrets which she divulged in the course of her employment with Datascension. IDC has not specified its damages as of this time.

DSEN, Mr. Harmon and Ms. Pomeroy have each fully cooperated with litigation counsel's investigation. Although discovery has not been completed, it is litigation counsel's opinion that IDC's claims lack any factual and/or legal merit. As such, DSEN and its officer and employee intend to continue with vigorous defense against the claims asserted. A trial date has not yet been set in this case.

This case was settled in the first quarter of 2007 by execution of mutual releases and no remuneration paid by either side.

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

The  case  was  settled  on February 12, 2007 pursuant to the following  terms:
Mutual releases and payment by MEDirect Latino to Datascension as follows:

February 13, 2007 - $50,000
Each of March 13, 2007, April 13, 2007 and May 13, 2007: $18,666.67.

To date, DSEN has received $68,666.67 in payments from MLTO, representing the payments due on February 13, 2007 and March 13, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The DSEN's Common Stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "DSEN". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split. As of December 31, 2006, DSEN had approximately 1,265 shareholders of record.

      Period                            High      Low
      ------------------		----	  ----
      Calendar Year 2005

      March 31, 2005                    0.09      0.21
      June 30, 2005                     0.50      0.39
      September 30, 2005                0.48      0.27
      December 31, 2005                 0.35      0.22

      Calendar Year 2006

      March 31, 2006                    0.42      0.24
      June 30, 2006                     0.65      0.27
      September 30, 2006                0.34      0.20
      December 31, 2006                 0.44      0.22


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

As of December 31, 2006, DSEN had 22,271,547 shares of its $.001 par value common voting stock issued and outstanding which are held by 1265 shareholders of record. As of December 31, 2006, there were 1,307,353 shares of Series B Preferred Stock outstanding.
Dividends

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

Preferred Shares

The Series B preferred shares pursuant to the certificate of designation were to be converted two years after issuance and this time period has long passed, the Datascension Board of Directors have decided to convert the preferred shares into the appropriate number of common shares including unpaid dividends. The number of common shares issued was approximately 1,307,353 shares which included unpaid dividends of $381,000.

Securities Authorized for Issuance under Equity Compensation Plans

There were 3,250,000 options granted to officers in 2006, all with an exercise price of $.30 and five year terms, and given a 44% volatility, Black Scholes calculated this as a $398,587 expense during the year per FASB 123R.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

The company issued shares of common stock for services during the 12 months ended December 31, 2006.

400,000 shares of common stock were canceled during the year ended December 31, 2006.

500,000 common shares were issued to Scott Kincer, the CEO; 150,000 shares were issued to Joey Harmon, the COO; 30,000 shares were issued to Robert Sandelman, a director; and 30,000 shares were issued to David Lieberman, a director. All stock was valued at $0.30 per share.

100,000 shares were issued to a consultant and 25,000 shares were issued to an employee as compensation, valued at $30,000 and $7,500 (respectively) or $0.30 per share.

60,000 shares of common stock were sold for $0.50 per share to an investor and 10,000 shares of common stock were issued to a debtor as interest expense, valued at $3,000 or $0.30 per share.

3,250,000 options were issued to officers with a $0.30 exercise price, a 5 year term and given a 44% volatility, Black Scholes calculated this as a $398,587 expense during the year per FASB 123R.

4,964,326 shares of common stock were issued in conjunction with the December 2006 funding agreement and to settle all accrued interest and liquidated damages on the prior convertible notes. The value of these shares are $739,229.

80,000 shares of common stock were issued in conjunction with a short term note payable and expensed at the fair market value of $29,600.

1,280,000 warrants were issued to the note holders of the December 2006 notes with a 5 year term and a $0.45 exercise price. The relative fair value of the warrants on the date of issue was $198,130.

There were no other issuances of stock or options other than those mentioned above.

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

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2006.

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

Overview

Revenue Recognition.

We recognize revenues when survey data is delivered to the client in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to approximately eight weeks. An appropriate deferral is made for direct costs related to contracts in process, and no revenue is recognized until delivery of the data has taken place. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are required to estimate contract losses, if any, and provide for such losses in the period they are determined and estimable. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed surveys to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short, and no single project accounts for a significant portion of our revenue.

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

Since November 2004, the company had entered into at least four different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes be debt be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of December 31, 2006 (See "Accounts Payable and Accrued Liabilities" under the heading "Liquidity and Capital Resources").

Upon the entering into of the December 2006 transaction, the company removed all of the prior derivative liability portions of the convertible debt, as all clauses had been removed from the debts and agreements. This resulted in an expense to remove the debt discounts that were previously being accreted, as
well  as  the   financing  costs  being  accreted  over  the  remaining  term.
Concurrently, there was an income item reported with a corresponding write off of the liabilities associated with derivatives and the warrant liabilities on the books.

Plan of Operation

 (a) Cash Requirements

Estimated future cash requirements

As discussed above DSEN intends to meet its financial needs for operations through the collection of accounts receivable and servicing of current contracts.

The Registrant's capital resources are comprised primarily of private investors, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's access to capital is always dependent upon general financial market conditions. The Registrant's capital resources are not anticipated to change materially in 2007.

DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital due to the fact that on December 12, 2006, we issued $2,169,123 in term notes, receiving net proceeds of $450,000.

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

DSEN has a contractual restriction on its ability to incur debt. Pursuant to subscription agreement for this funding, DSEN cannot enter into any further equity or convertible debt financings, without consent, until the date the notes has been fully paid.

A result of this restriction is that any additional funds needed with most likely have to be provided by the current note holders or would require their consent. The Company is also exploring a receivables based secured credit facility.

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

In the next twelve months, the company's focus is on expanding our client base to meet or exceed the capacity that our new space provides us, while also seeking a strategic acquisition.

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the calendar year, ended December 31, 2006, the Company generated $14,780,706 in revenues and generated a gross profit of $4,038,702 for the same period. This compares to $9,752,935 in revenues and a gross profit of $2,119,295 for the calendar year ended December 31, 2005. For the calendar year ended December 31, 2006, the Company has increased its working capital position by $2,990,303 from a negative $1,898,111 as of December 31, 2005 to a positive $1,092,202as of December 31, 2006.

Analysis of the calendar year ended December 31, 2006 compared to the calendar year ended December 31, 2005.

The Company had a net loss of $486,546 for the calendar year ended December 31, 2006 compared to net income of $1,821,798 for the calendar year ended December 31, 2005, a decrease of $2,308,344. The net loss was attributable to the decrease in revenue from the net effect of an increase in operating income of $567,565 and a decrease in other income of $2,875,910. The decrease in other income was mainly attributable to non recurring, non cash expenses related to the accounting for the company's convertible debentures.

Total expenses increased to $3,683,019 for the calendar year ended December 31, 2006 from $2,331,807 for the calendar year ended December 31, 2005, an increase of $1,351,212. The increase in expenses related mainly to an increase in selling, general and administrative expense of $640,922 due in large part to the opening of the new facility in Costa Rica as well as incurrence of $694,351 in stock based compensation.

Depreciation expense for the calendar year ended December 31, 2006 was $206,469 compared to $190,530 for the calendar year ended December 31, 2005, an increase of $15,939.

Interest expense for the calendar year ended December 31, 2006 was $616,071 compared to $313,421 for the calendar year ended December 31, 2005 an increase of $302,650 which was a result of the increase in high interest accruing debt on the books in 2006 as compared to 2005.

Liquidity and Capital Resources

Liquidity

For the calendar year ended December 31, 2006, the Company has increased its working capital position by $2,990,303 from a negative $1,898,111 as of December 31, 2005 to a positive $1,092,202 as at December 31, 2006 as a result of the decrease in liabilities related to accrued liabilities, convertible debt, derivatives and warrants and an increase in cash, accounts receivable and prepaid expense assets .

Management believes that its revenues from operations and collections on accounts receivable will meet its minimum general and administrative cost requirements and provide the basic liquidity DSEN needs to operate at current levels over the next twelve months. The short term source of liquidity is from operations. Any long term needs that are above and beyond what is derived from operations would come from outside sources. The long term needs and possible sources of funds are not identified at this time. If required, DSEN could stop growing and hold operations at the current level without any need for additional funding. However, additional funding will be required to execute its business plan of expanding the Costa Rica operations in order to expand the inbound call center initiative above what was accomplished in 2006 in terms of utilizing capacity at its new facility. The balance of the funding required to execute DSEN's planning will need to be obtained from other sources such as debt or the sale of additional equity.

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

On December 31, 2006 DSEN had total assets of $8,171,849 compared to $5,406,993 on December 31, 2005, an increase of $2,764,856. The reason for the increase in assets is a result of the increase in cash of $317,002, an increase in receivables of $192,188, an increase in prepaid expenses of $144,877, an increase in construction in progress of $1,980,021, a decrease in investment in Century Innovations of $108,469, with a corresponding increase in net property and equipment of $219,050 and an increase in total other assets of $20,187. DSEN had a total stockholders' equity of $ 2,130,009 on December 31, 2006 compared to $616,414 on December 31, 2005, an increase in equity of $1,513,595.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On December 31, 2006 DSEN had Property and Equipment of $3,135,930 compared to $936,859 on December 31, 2005, or an increase of $2,199,071.

The fixed and ongoing expenses of Datascension are as follows:

Accounts Payable and Accrued Liabilities

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2006:

Note payable to a lender, monthly payments
of $10,044 inclusive of 15.00% annual interest through
June 2009, secured by assets of the company.             224,062

Note payable to a lender, monthly payments
of $4,849 inclusive of 15.00% annual interest through
December 2007, secured by assets of the company.          73,524

Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2007, secured by equipment.                      57,845

Note payable to a vendor, monthly payments
of $1,194 inclusive of 10.83% annual interest through
Januar 2007, secured by equipment.                         1,194
                                                     -----------
                                                         356,626
Less current portion                                    (356,626)
                                                     -----------
                                                     $         -
                                                     ===========

Principal maturities are as follows:

 Twelve months ended December 31,
 2007                                 $   203,647
 2008                                     104,586
 2009                                      48,393
                                      -----------
                                      $   356,626
                                      ===========

Additionally, the company has the following short term notes payable as of December 31, 2006.

 Dell Financial Services              $  1,966
 Wells Fargo Credit Card                42,342
 Advanta Credit Card                     6,488
                                      --------
 Total                                $ 50,796

The Company has $224,655 in accounts payable and approximately $454,881 in accrued payroll costs for the operations of the California, Costa Rica, and Dominican Republic location as of December 31, 2006.

At December 31, 2006, aggregate future minimum payments under these leases, are as follows:

 Twelve months ended December 31,
 2007                                 $ 105,773
 2008                                   105,773
 2009                                         -
 Thereafter                                   -
                                      ---------
 Total minimum lease payments         $ 344,805
                                      =========

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

Safe Harbor

The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS.

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2005 & 2006                      F-1


FINANCIAL STATEMENTS:

     Balance Sheets                                                 F-2

     Statements of Operations                                       F-3

     Statement of Changes in Stockholders' Equity                   F-4 to F-5

     Statements of Cash Flows                                       F-6


NOTES TO FINANCIAL STATEMENTS:                                      F-7 to F-9







Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado    80014


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Datascension, Inc.
Brea, California

I have audited the accompanying balance sheets of Datascension, Inc., as of December 31, 2006 and 2005, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datascension, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry O'Donnell
--------------------------
Larry O'Donnell, CPA, P.C.
March 20, 2007










			     DATASCENSION, INC.
			CONSOLIDATED BALANCE SHEET


ASSETS
						 Audited	 Audited
						  As of		  As of
						12/31/2006	12/31/2005
						-----------	-----------
   Current Assets:
Cash	 					$   592,289 	$   275,287
Accounts receivable	 			  2,446,266 	  2,254,078
Prepaid expenses	 			    259,626 	    114,749
Investment in Century Innovations	 		  - 	    108,469
						-----------	-----------
   Total current assets	 			$ 3,298,181 	$ 2,752,583

Property and Equipment, net of accumulated
   depreciation	 				  3,135,930 	    936,859

   Other Assets:
Website assets, net of amortization	 	      3,207 	      4,520
Deposits					     41,749 	     20,249
Goodwill					  1,692,782 	  1,692,782
						-----------	-----------
   Total other assets				  1,737,738 	  1,717,551
						-----------	-----------
Total Assets	 				$ 8,171,849 	$ 5,406,993
						===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

						12/31/2006	12/31/2005
						-----------	-----------
   Current Liabilities:
Accounts payable	 			$   224,655 	$   135,467
Accrued expenses	 			    454,881 	  1,766,493
Notes payable, related party	 			  - 	      9,000
Short term notes payable	 		    356,625 	    200,000
Convertible debt	 				  - 	  1,153,723
Derivative liability	 				  - 	  1,003,106
Warrant Liability					  - 	    278,502
Current portion of long-term notes payable	  1,169,819 	    104,402
						-----------	-----------
   Total current liabilities	 		$ 2,205,979 	$ 4,650,694

  Long-Term Debt
Long-term notes payable, net of
 current portion				 3,835,861 	    139,885
  Total long-term debt				 3,835,861 	    139,885

  Total Liabilities				 6,041,840 	  4,790,579

   Stockholders' Equity:
  Common stock:
Common stock, $0.001 par value, 200,000,000
   shares authorized; 23,031,547 and
   17,482,221 shares issued, 22,935,714 and
   17,386,388 outstanding at December 31,
   2006 and December 31, 2005, respectively	    166,649 	    161,100
  Additional paid-in capital-common stock	 13,006,542 	 11,563,045
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at December 31, 2005
  and 2006					 	506 	 	506
Additional paid-in capital-preferred
  Series B	 				    481,994 	    481,994
Subscriptions receivable	 			  - 	   (296,875)
Treasury stock, at cost; 95,833 at
  December 31, 2006	 			   (134,388)	   (134,388)
Accumulated deficit				(11,391,295)	(11,158,968)
						-----------	-----------
  Total stockholders' equity	 		  2,130,009 	    616,414
						-----------	-----------
  Total Liabilities and Stockholders' Equity	$ 8,171,849 	$ 5,406,993
						===========	===========
See accompanying notes.






			   DATASCENSION INC.
		CONSOLIDATED STATEMENT OF OPERATIONS


						 Audited	 Audited
						 For the	 For the
						year ended	Year Ended
						12/31/2006	12/31/2005
						-----------	-----------

Revenue	 					$14,780,706 	$ 9,752,935

Cost of Goods Sold	 			 10,742,634 	  7,633,641

Gross Profit	 				  4,038,072 	  2,119,295

Expenses:
Selling, general and administrative	 	$ 2,784,000 	$ 2,141,277
Stock based compensation	 		    694,351 	 	  -
Depreciation and amortization			    206,469 	    190,530
						-----------	-----------
Total expenses	 				  3,684,820 	  2,331,807
						-----------	-----------

Operating Income	 			    353,252 	   (212,512)

Other Income (Expense):
Interest income	 					  - 	 	610
Other expenses	 				   (108,517)	 	  -
Forgiveness of debt	 				 (0)	      2,962
Other income					 	  - 	      6,446
Interest expense				   (360,050)	   (313,421)
Other Income (Expense) related
  to convertible				   (776,473)	  2,978,779
Interest income (expense) related
  to convertible				    659,462 	   (641,065)
						-----------	-----------
Total other income	 			   (585,579)	  2,034,311
						-----------	-----------
Net Income (loss)	 			$  (232,326)	$ 1,821,798
						===========	===========
Basic weighted average number
  of common shares outstanding	 		 17,573,100 	 18,145,903
						===========	===========
Diluted weighted average number
  of common shares outstanding	 		 49,581,030 	 40,965,903
						===========	===========
Basic Net Income Per Share			$     (0.01)	$      0.10
						===========	===========
Diluted Net Income Per Share			$     (0.00)	$      0.04
						===========	===========

See accompanying notes.





<TABLE



					DATASCENSION INC.
		  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
				     AS OF DECEMBER 31, 2006


		Common		Common		Additional	Preferred	Preferred	Preferred-B
		Stock		Stock		Paid-In		Stock Shares	Stock		Add. Paid
		Shares		Shares		Capital		Series B	Series B	In Capital
		----------	----------	------------	------------	---------	-----------
Balance at
December 31,
2004		16,257,290 	$  159,875 	$ 11,029,295 	     505,900 	$     506 	$   481,994
		==========	==========	============	============	=========	===========
Stock issued
for services	   950,000 	$      950 	    474,050

Settlement and
Distribution of
Nutek Oil

Settlement of
subscribed stock

Net Profit
for Quarter
Ended
March 31, 2005		 -   		 -   		   -   		   -   		 -   		  -

Settlement of
subscribed stock

Net Profit
for Quarter
Ended
June 30, 2005		 -   		 -   		   -   		   -   		 -   		  -

Settlement of
subscribed stock

Net Profit
for Quarter
Ended
September 30,
2005			 -   		 -   		   -   		   -   		 -   		  -

Settlement of
subscribed stock

Stock issued
for services	   300,000 	$      300 	$     59,700

Rounding error	   (25,069)	$      (25)

Net Profit
for Quarter
Ended
December 31,
2005			 -   		 -   		   -   		   -   		-   		  -
		----------	----------	------------	------------	---------	-----------
Balance at
December 31,
2005		17,482,221	$  151,100	$ 11,563,045	$    505,900	$     506	$   481,994
		==========	==========	============	============	=========	===========

Stock cancelled	  (400,000)	$     (400)	$   (199,600)

Net Profit
for Quarter
Ended March 31,
2006		 	 -   		 -   		   -   		   -   		-   		  -

Stock Issued
for Services-
Kincer		   500,000 	$      500 	     149,500

Stock Issued
for Services-
Harmon		   150,000 	$      150 	      44,850

Stock Issued
for Services-
Jim Stock	   100,000 	$      100 	      29,900

Stock Issued
for Services-
Sandelman	    30,000 	$       30 	       8,970

Stock Issued
for Services-
Lieberman	    30,000 	$       30 	       8,970

Stock Issued
for Services-
Sanders		    25,000 	$	25 	       7,475

Warrants Issued
to employees					     398,587

Stock Issued
for Cash	    60,000 	$	60 	$     29,940

Stock Issued
for interest
expense		    10,000 	$	10 	       2,990

Services
rendered for
stock

Net Profit
for Quarter
Ended June 30,
2006		 	 -   		 -   		   -		  -	       -	         -

Net Profit
for Quarter
Ended
September 30,
2006		 	 -   		 -   		   -		  -	       -	         -

Warrants for
December 2006
debt						     198,130

Stock as
interest	    80,000 	$	80 	      29,520

Issued to
Longview	 4,964,326 	$    4,964 	$    734,265

Net Profit
for Quarter
Ended
December 31,
2006		 	 -   		 -   		   -		  -	       -	         -
		----------	----------	------------	------------	---------	-----------
Balance at
December 31,
2006		23,031,547 	$  166,649 	$ 13,006,542		   -	$     506	$   481,994
		==========	==========	============	============	=========	===========




PAGE>  F-4




					DATASCENSION INC.
		  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
				     AS OF DECEMBER 31, 2006


							Non-Controlling
			Treasury	Subscribed	Interest		Income		Total
			Stock		Stock		in Subsidiary		Deficit		Equity
			----------	----------	---------------		------------	-----------

Balance at
December 31,
2004			$ (134,388)	$ (119,063)	$	      0		$(11,976,936)	$  (558,717)
			==========	==========	===============		============	===========
Stock issued
for services				$ (475,000)

Settlement and
Distribution of
Nutek Oil									  (1,003,831)	 (1,003,831)


Settlement of
subscribed stock			$  114,063						    114,063

Net Profit
for Quarter
Ended
March 31, 2005			  -		 -		      -	   	   1,402,311	  1,402,311

Settlement of
subscribed stock			$   (5,000)						     (5,000)

Net Profit
for Quarter
Ended
June 30, 2005			  -		 -		      -	     	     707,950	    707,950

Settlement of
subscribed stock			$   10,000						     10,000

Net Profit
for Quarter
Ended
September 30,
2005				  -		 -		      -	   	    (377,925)	   (377,925)

Settlement of
subscribed stock			$  178,125						    178,125

Stock issued
for services

Rounding error												(25)

Net Profit
for Quarter
Ended
December 31,
2005				  -		 -		      -	     	      89,462	     89,462
			----------	----------	---------------		------------	-----------
Balance at
December 31,
2005			$ (134,388)	$ (296,875)	$	      0		$(11,158,968)	$  (616,413)
			==========	==========	===============		============	===========
Stock cancelled	  			$  200,000							  -
Net Profit
for Quarter
Ended March 31,
2006		 		 -   		 -   		      -   	     276,474	    276,474

Stock Issued
for Services-
Kincer												    150,000

Stock Issued
for Services-
Harmon												     45,000

Stock Issued
for Services-
Jim Stock											     30,000

Stock Issued
for Services-
Sandelman											      9,000

Stock Issued
for Services-
Lieberman											      9,000

Stock Issued
for Services-
Sanders												      7,500

Warrants Issued
to employees											    398,587

Stock Issued
for Cash											     30,000

Stock Issued
for interest
expense												      3,000

Services
rendered for
stock					    96,875						     96,875

Net Profit
for Quarter
Ended June 30,
2006				 -		 -		      -		  (1,593,523)    (1,593,523)

Net Profit
for Quarter
Ended
September 30,
2006		 	 	 -   		 -   		      -		   2,178,777	  2,178,777

Warrants for
December 2006
debt						     						    198,130

Stock as
interest											     29,600

Issued to
Longview											    739,229

Net Profit
for Quarter
Ended
December 31,
2006		 	 	 -   		 -   		      - 	  (1,094,055)	 (1,094,055)
			----------	----------	---------------		------------	-----------
Balance at
December 31,
2006			$ (134,388)	$	 -	$	      -		$(11,391,295)	$ 2,130,008
			==========	==========	===============		============	===========

See accompanying notes.





<TABLE


DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005


								      Audited		      Audited
								For the year ended	For the year ended
Cash Flows From Operating Activities:				    12/31/2006		    12/31/2005
								------------------	------------------
Net income	 						$	  (232,326)	$	 1,821,798
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued (canceled) for services and debt	 			 1,517,791 	 	    60,000
    Write off of century innovations	 				   108,469 	 		 -
    Noncash expenses associated with convertible debt	 		  (308,413)			 -
Change in warrant liability	 					  (339,327)	 	(1,507,375)
Change in derivative liability					 	  (633,868)		(1,405,072)
Depreciation and amortization					 	   206,469	   	   190,530
 (Decrease) in asset held for sale					 	 -   	 	 1,015,014
 Distribution of asset held for sale	 					 -	   	(1,003,831)
 Increase in construction of progress	 					 -		   	 -
 Forgiveness of debt						 	  (592,186)			 -
(Increase) Decrease in accounts receivable	 			  (192,188)	 	  (720,108)
Change in prepaid expenses					 	  (144,877)		   110,596
Increase in deposits						 	   (21,500)		     5,150
Decrease in accounts payable					 	    89,188 	 	       (66)
Decrease in accrued expenses					 	  (719,427)		   375,613
								------------------	------------------
Net cash used by operating activities	 			$	(1,262,195)	$	(1,057,750)

Cash Flows From Investing Activities:
Purchase of property and equipment				 	(2,404,229)	 	  (485,119)
								------------------	------------------
Net cash used by investing activities				 	(2,404,229)	 	  (485,119)

Cash Flows From Financing Activities:
Increase (decrease) in notes payable				 	 1,643,801 	 	   102,800
Increase (Decrease) in related party payable			 	    (9,000)	 	   (51,038)
Increase (Decrease) in convertible debt / notes payables	 	 2,120,495 	 	   912,612
Increase (Decrease) in stock subscriptions			 		 -   	 	   297,188
Issuance of warrants related to debt				 	   198,130 	 		 -
Issuance of common stock					 	    30,000		 	 -
								------------------	------------------
Net cash provided by financing activities			 	 3,983,426 	 	 1,261,563
								------------------	------------------
Net Increase in Cash	 						   317,002 	 	  (281,307)

Balance, Beginning						 	   275,286 	 	   556,593
								------------------	------------------
Balance, Ending	 						$	   592,289 	$	   275,286
								==================	==================
Interest Paid	 						$	    60,558 	$	    68,765
								==================	==================
Taxes Paid							$		 - 	$		 -
								==================	==================



See accompanying notes.


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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at December 31, 2006, and for all periods presented not misleading have been made.

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

Comprehensive Income

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the year ended December 31, 2006.

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

Revenue Recognition

We recognize revenues when survey data is completed in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to approximately eight weeks. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed surveys to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short and no single project accounts for a significant portion of our revenue.

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

Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net income (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive a net income per share.

Diluted net income per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Compensated Absences

The Company has made no accrual for vacation or sick pay because the Company does not provide for these benefits.

Advertising

Advertising costs are expensed when incurred. Advertising for the year ended December 31, 2006 amounted to $707.

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

During the year ended December 31, 2006, the Company had three major clients, ipsos Reid (26%), Sandelman & Associates (11.7%), and The National Research Group (7.1%). Management believes the loss of one of these key clients would materially affect the operations of the company in the short term. Sandelman & Associates is a related party.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will effect our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

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

Stock Based Compensation

The Company applies SFAS 123R in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

3,250,000 options were issued to officers with a $0.30 exercise price, a 5 year term and given a 44% volatility, Black Scholes calculated this as a $398,587 expense during the year per FASB 123R.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of December 31, 2006:

 Equipment and machinery                  $  684,500
 Office equipment                          1,072,871
 Leasehold improvements                        9,959
 Accumulated depreciation                   (815,565)
                                          ----------
                                          $  951,765

 Licenses                                 $  230,000
 Websites                                      3,207
 Accumulated amortization                    (25,898)
                                          ----------
                                          $  207,309


The company purchased a license agreement with a vendor for $230,000 during the year ended December 31, 2006. The life of the agreement has been valued at 7 years for accounting purposes. Additionally, the company purchased $212,000 worth of predictive dialers during the year.

NOTE 4 - NOTES PAYABLE

Since November 2004, the company had entered into at least four different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes be debt be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of December 31, 2006.

Upon the entering into of the December 2006 transaction, the company removed all of the prior derivative liability portions of the convertible debt, as all clauses had been removed from the debts and agreements. This resulted in an expense to remove the debt discounts that were previously being accreted, as well as the financing costs being accreted over the remaining term. Concurrently, there was an income item reports for a corresponding write off of the liabilities associated with derivatives and the warrant liabilities on the books.

NOTES PAYABLE - $1,875,000, NOVEMBER 2004

In November 2004, the Company issued $1,875,000 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 3,125,000 shares of common stock at a per share purchase price of $0.30 per share.

The Notes accrue interest at a rate of prime + 3% per annum. The Notes are due and payable in November 2007. The convertible note and warrant documents were filed in an 8-K by the Company on November 23, 2004. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on November 23, 2004. The $1,875,000 in proceeds from the financing transaction were originally allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $170,061 of remaining value to be allocated to the Note on the financial statements. The debt discount was being accreted using the effective interest method over the term of the note. As of December 31, 2006, this entire note is unpaid and there is $10,961 of accrued interest.

NOTES PAYABLE - $125,000, MARCH 2005

In March 2005, the Company issued $125,000 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 300,000 shares of common stock at a per share purchase price of $0.50 per share. The Warrants shall be exercisable until five (5) years after the Issue Date of the Warrants.

The $125,000 in proceeds from the financing transaction were allocated to the conversion option, call option and to the warrants based upon their fair values. After the latter allocations, the company had allocated $58,667 to the carrying value of the debt. That debt discount is being accreted using the effective interest method over the term of the note.

As of December 31, 2006, this entire note is unpaid and there is $986 of accrued interest.

NOTES PAYABLE - $1,702,859, JUNE 2006

In June 2006, the Company issued $1,702,859 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 4,865,311 shares of common stock at a per share purchase price of $0.40 per share.

The Notes accrue interest at a rate of prime + 3% per annum. The Notes are due and payable in June 2008. After a thorough review of the terms of the note and respective covenants, the company has determined the more conservative method of including the entire debt as a current liability on the balance sheet. The convertible note and warrant documents were filed in an 8-K by the Company on June 16, 2006. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on June 16, 2006. The $1,702,859 in proceeds from the financing transaction were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $692,299 of remaining value to be allocated to the Note on the financial statements. The debt discount was being accreted using the effective interest method over the term of the note.

As of December 31, 2006, this entire note is unpaid and there is $6,528 of accrued interest.

NOTES PAYABLE - $2,065,458, DECEMBER 2006

In December 2006, the Company issued $2,065,458 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 1,280,000 warrants were issued to the note holders of the December 2006 notes with a 5 year term and a $0.45 exercise price.


The Notes accrue interest at a rate of prime + 3% per annum. The Notes are due and payable in December 2008. The note and warrant documents were filed in an 8-K by the Company on December 18, 2006. This note is not convertible into common stock of the company. Upon issuance, the company allocated $1,867,328 to the debt and $198,130 to the warrants based on the relative fair values of each. The value of the warrants was determined using a 56% volatility, five year terms, and a $0.45 exercise price. The debt discount of $198,130 will be amortized over the two year term of the notes.

As of December 31, 2006, this entire note is unpaid and there is $15,052 of accrued interest.


NOTE 5 - NOTES PAYABLE

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2006:

Note payable to a lender, monthly payments
of $10,044 inclusive of 15.00% annual interest through
June 2009, secured by assets of the company.                   224,062

Note payable to a lender, monthly payments
of $4,849 inclusive of 15.00% annual interest through
December 2007, secured by assets of the company.                73,524

Note payable to a vendor, monthly payments
of $7,375 inclusive of 10.83% annual interest through
December 2007, secured by equipment.                            57,845

Note payable to a vendor, monthly payments
of $1,194 inclusive of 10.83% annual interest through
Januar 2007, secured by equipment.                               1,194
                                                           -----------
                                                               356,626
Less current portion                                          (356,626)
                                                           -----------
                                                           $         -
                                                           ===========

Principal maturities are as follows:

 Twelve months ended December 31,
 2007                                     $   203,647
 2008                                         104,586
 2009                                          48,393
                                          -----------
                                          $   356,626
                                          ===========

Additionally, the company has the following short term notes payable as of December 31, 2006.

 Dell Financial Services                  $  1,966
 Wells Fargo Credit Card                    42,342
 Advanta Credit Card                         6,488
                                          --------
 Total                                    $ 50,796


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

 Year Ended                                        December 31, 2006
                                                   -----------------
 Depreciation and amortization                     $  	       7,768
 Net operating loss carry forward                    	       6,365
 Valuation allowance                               	     (14,133)
                                                   -----------------
                                                   $		   -
                                                   =================

The components of the net deferred tax asset at December 31, 2006 under SFAS 109 are as follows:

 Depreciation and amortization                    $  1,000,531
 Net operating loss carryforward                    (1,288,138)
 Valuation allowance                                   287,607
                                                  ------------
                                                  $          -
                                                  ============

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:


                                              			Percent of
                                              Year Ended          Pretax
                                           December 31, 2005      Income
                                           ----------------- 	----------
 Expected                                  $	      14,133           34%
 Valuation allowance                       	     (14,133)         (34%)
                                           ----------------- 	----------
 Actual expense                            $ 		   -            0%
                                           =================	==========

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company has $224,655 in accounts payable and approximately $454,881 in accrued payroll costs for the operations of the California, Costa Rica, and Dominican Republic location as of December 31, 2006.

NOTE 8 - STOCKHOLDERS' EQUITY

The company issued shares of common stock for services during the 12 months ended December 31, 2006.

400,000 shares of common stock were canceled during the year ended December 31, 2006.

500,000 common shares were issued to Scott Kincer, the CEO; 150,000 shares were issued to Joey Harmon, the COO; 30,000 shares were issued to Robert Sandelman, a director; and 30,000 shares were issued to David Lieberman, a director. All stock was valued at $0.30 per share.

100,000 shares were issued to a consultant and 25,000 shares were issued to an employee as compensation, valued at $30,000 and $7,500 (respectively) or $0.30 per share.

60,000 shares of common stock were sold for $0.50 per share to an investor and 10,000 shares of common stock were issued to a debtor as interest expense, valued at $3,000 or $0.30 per share.

3,250,000 options were issued to officers with a $0.30 exercise price, a 5 year term and given a 44% volatility, Black Scholes calculated this as a $398,587 expense during the year per FASB 123R.

4,964,326 shares of common stock were issued in conjunction with the December 2006 funding agreement and to settle all accrued interest and liquidated damages on the prior convertible notes. The value of these shares are $739,229.

80,000 shares of common stock were issued in conjunction with a short term note payable and expensed at the fair market value of $29,600.

1,280,000 warrants were issued to the note holders of the December 2006 notes with a 5 year term and a $0.45 exercise price. The relative fair value of the warrants on the date of issue was $198,130.

There were no other issuances of stock or options other than those mentioned above and in Note 4.


NOTE 9 - CONTINGENCIES AND COMMITMENTS

Leases

The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2008.

At December 31, 2006, aggregate future minimum payments under these leases, are as follows:

 Twelve months ended December 31,
 2007                                     $ 105,773
 2008                                       105,773
 2009                                             -
 Thereafter                                       -
                                          ---------
 Total minimum lease payments             $ 344,805
                                          =========

NOTE 10 - RELATED PARTY TRANSACTIONS

One of the company's directors, Robert Sandelman, is a principal shareholder in Sandelman & Associates which accounted for approximately 11.7% of sales during the year ended 2006. The fees paid by Sandelman & Associates are at arm's length and comparable to those paid by the other clients of the company.

There are no other related party transactions, other than that stated above and in note 4 and 5.

NOTE 11 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123R and will account for stock issued for services and stock options under the fair value method.

As discussed in Note 5, 3,250,000 options were issued to officers with a $0.30 exercise price, a 5 year term and given a 44% volatility, Black Scholes calculated this as a $398,587 expense during the year per FASB 123R.

1,280,000 warrants were issued to the note holders of the December 2006 notes with a 5 year term and a $0.45 exercise price.

There were no other options granted or exercised by the directors and executive officers outstanding as of December 31, 2006.

The following is a schedule of the activity relating to the Company's stock options and warrants.

                                 Year Ended        Year Ended
                             December 31, 2006  December 31, 2005
                             -----------------  -----------------
                                Weighted Avg.     Weighted Avg.
                               Shares Exercise 	 Shares   Exercise
                              (x 1,000) Price 	(x 1,000)  Price
                             --------- -------- --------  ---------
Options and warrants
 outstanding at
 beginning of year               4,910 $   0.32    4,610  $    0.30


Granted:
 Options                         3,250 $   0.30        -  $ 	  -
 Warrants                        1,280 $   0.45      300  $    0.50
Exercised                            - $      -        -  $ 	  -
Expired:
Warrants                            (-)$      -        -  $ 	  -
                             --------- -------- --------  ---------

Options and warrants
 outstanding and
 exercisable at end
 of period                       9,440 $   0.33    4,910  $    0.32
                             ========= ======== ========  =========

Weighted average fair
 value of options and
 warrants granted during
 the year                    $	     - $      -

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2005, all of which are exercisable.

Weighted Average
Range of Number    Remaining 	    Weighted Average
Exercise Prices    Outstanding 	    Contractual 	   Life Exercise Price
----------------   ---------------- ----------------       -------------------
$    0.30 - 0.50    	  9,440,000          4 years             $ 0.33


NOTE 12 - WRITE OFF OF INVESTMENT IN CENTURY INNOVATIONS

During the year ended December 31, 2006, the company wrote off the $108,469 of investment in Century Innovations as management determined this investment was unrealizable. Should any value come from this transaction, the company will recognize a gain at that time.

NOTE 13 - FOREIGN OPERATIONS

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

NOTE 14 - SUBSEQUENT EVENTS

A.  INTERNATIONAL DATA COLLECTION, INC. V. DATASCENSION, ET AL. SETTLEMENT

San Diego Superior Court, Case No. GIC 865902

This case was settled in the first quarter of 2007 by execution of mutual releases and no remuneration paid by either side.


DATASCENSION V. MEDIRECT LATINO, INC.

Case No. 32 103 00458 06

The case was settled on February  12,  2007  pursuant  to  the following terms:
Mutual releases and payment by MEDirect Latino to Datascension as follows:

February 13, 2007 - $50,000
Each of March 13, 2007, April 13, 2007 and May 13, 2007: $18,666.67.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 8A.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (both of whom are Scott Kincer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon his evaluation, the CEO/CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, under the evaluation required by paragraph (d) of Rule 13a-15. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2006:

      Name                  Age   Position/Office        Served Since
      ------------------    ---	  ---------------------- --------------
      David Scott Kincer    40    Chairman/President/CEO September 2001
      Joseph Harmon         30    Secretary/VP/Director  September 2001
      David Lieberman	    62	  Director               May 2006
      Robert Sandelman      62    Director               May 2005

The following is a brief description of the business background of the directors and executive officers of the Company:

David Scott Kincer - President/CEO/CFO and Chairman of the Board

Mr. Kincer joined Datascension as COO and Director in September 2001. Mr. Kincer has over twenty years experience in collecting, storing an analyzing consumer data. He also has fifteen years of experience managing data collection centers, including seven years of experience in Costa Rica. He co-founded Datascension International in 1999 and became COO of Datascension with the successful acquisition of Datascension International in 2001. Mr. Kincer is also the President and Chairman of Datascension International and oversees the operations of Datascension International from its main facility in Brea, California.

Joseph Harmon - Secretary/VP/Director

After attending California State University, Mr. Harmon started his career in 1992 at The Verity Group, a full service market research company in Fullerton, CA. At the Verity Group, Mr. Harmon worked his way up to Director of Operations and managed a 300-employee operation. He helped grow the company to a 12 million dollar business and was a key player in the acquisition by The Polk Company in 1997. He then went to Diagnostic Research where he managed Telephone Research. In 1998 The Polk Company brought Mr. Harmon back in as a Sales Manager to help increase sales in the Market Research division. After Polk, Mr. Harmon helped start Datascension and became Vice President. Mr. Harmon is also Vice President and a Director of Datascension International.

David Lieberman - Director

Mr. Lieberman's experience includes serving in various Senior Executive positions with a strong financial and operations background. Currently Mr. Lieberman is on the Board of Directors of Dalrada Financial Corporation, an over the counter public company. Mr. Lieberman has been the Chief Financial Officer for John Goyak & Associates, Inc., an aerospace consulting firm located in Las Vegas, NV since 2003. Lieberman previously served as President and
Chief Operating Officer of both JLS Services, Inc., since 1996, and International Purity, since 1997. From 1994 through 1996 Mr. Lieberman served as Chief Financial Officer and Chief Operating officer for California Athletic Clubs, Inc. Mr. Lieberman has over thirty years of financial experience beginning with five years as an accountant with Price Waterhouse from 1967 through 1972. Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business. Mr. Lieberman is also a licensed CPA in the state of California.

Robert Sandelman - Director

Mr. Sandelman has more than 30 years of marketing and advertising management experience in a variety of consumer product and service industries. He is considered to be one of the leading experts on foodservice market research and is widely quoted in major publications including The Wall Street Journal, Los Angeles Times, Orange County Register, USA Today, Nation's Restaurant News, Restaurants & Institutions, Chain Leader, Entrepreneur, Advertising Age, Adweek, Brandweek and American Demographics.

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

Legal Proceedings

None of the Company's directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

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

Committees

The Company does not have any audit, compensation, and executive committees of its board of directors. The entire board of directors is serving as the Company's audit committee. The Company has not yet implemented any such committees due to limited financial and personnel resources; however, it is exploring the set up and functions of committees and is seriously considering implementation during 2007.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2006, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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


				SUMMARY COMPENSATION TABLE
			 	--------------------------

                         					      LONG TERM COMPENSATION
								      ----------------------
      			    ANNUAL COMPENSATION 		      AWARDS       PAYOUTS
			    -------------------			      ----------   --------------

NAME AND PRINCIPAL          YEAR   SALARY    BONUS &    Restricted    SECURITIES   ALL OTHER    	TOTAL
POSITION                                     COMMIS-	Stock         UNDERLYING   COMPENSATION
					     SIONS	Award(s)      OPTIONS
------------------------    ----   --------  -------	-----------   -----------  --------------	--------
David Scott Kincer - CEO    2006   $266,269   16,965    150,000 (5)   306,605 (5)    7,175 (4)    	$747,014
David Scott Kincer - CEO    2005   $196,468   15,000   	      0             0       36,001 (3)(4)
     COO                    2004   $150,000    5,824    100,000 (1)   540,000 (2)      968 (3)
Joseph Harmon - V.P.        2006   $133,827  169,686     45,000 (5)    91,982 (5)    6,824 (4)    	$447,319
Joseph Harmon - V.P.*       2005   $ 85,746        0          0             0      201,630 (3)(4)
Secretary/V.P.              2004     76,500    6,048     50,000       135,000      178,708 (3)


* Mr. Harmon was paid by Datascension International

    (1) DSEN granted an initial signing award to the Executive as of the Effective Date of his renewed Employment Agreement of restricted shares of the Company's common stock under and subject to the terms and conditions of the Stock Compensation Plan (the "Stock Plan"). The Executive shall vest in 50% of such shares on the 90th day following the Effective Date and 50% on the six month anniversary of the Effective Date.
    (2) DSEN granted an option award to the Executive under the Stock Plan within 90 days of the Effective Date of his renewed Employment Agreement of a nonqualified option to purchase shares of DSEN's common stock at a per share price equal to the fair market value of the common stock on the grant date (which will be the Effective Date) and an exercise period equal to five (5) years (the "Initial Option").
    (3) Commissions for client contracts.
    (4) 401(k) match.
    (5) Issued under June 9, 2006 agreements.

Employment Agreements

Effective June 9, 2006, we entered into separate renewed three year employment agreements with our Chief Executive Officer, David S. Kincer; and our Vice President of Datascension International, Inc (subsidiary) Joseph Harmon.

The main terms of Mr. Kincer's agreement are as follows:

(a) Base Salary The Executive shall receive an annual base salary of $275,000.00 payable in monthly or more frequent installments in accordance with the Company's payroll policies ("Base Salary"). The Executive's Base Salary shall be reviewed, and may be increased but not decreased, annually, by the Board pursuant to its normal performance review policies for senior executives, with the first such review occurring not later than December 2006. Should the Company for any reason be unable to pay the Executive monthly or more frequent installments in accordance with the Company's payroll policies, the Executive may elect either of the following alternatives, or a combination thereof;

(i) Executive may elect to treat the unpaid compensation as a loan payable on demand that accrues an annual interest of ten (10%) percent; and/or

(ii) Executive may elect to receive common stock of the Company issued under an S-8 registration statement which will provide the Executive common stock at fair market value based on the average closing price for the five (5) trading days preceding the request for issuance of stock for the effective pay period. Executive may also elect to receive common stock of the Company issued under an S-8 registration statement which will provide the Executive common stock at fair market value based on the average closing price of the five (5) trading days preceding the request for issuance of stock for the loan payable on demand pursuant to subsection 3(a)(i).

(b) Initial Restricted Stock Award. The Company shall make an initial signing award to the Executive of 500,000 restricted shares of the Company's common stock under and subject to the terms and conditions of the Company's Stock Compensation Plan dated January 1, 2004 or as thereafter amended (the "Stock Plan").

(c) Restricted Stock Option Award. The Company shall make an award to the Executive of restricted shares of the Company's common stock under and subject to the terms and conditions of the Stock Plan and Common Stock Purchase Warrant, as follows:

(i) For calendar year 2006, if the Company's sales exceed $12,000,000 and $500,000 in EBIDTA, 500,000 options at $.30 per share.

(ii) For calendar year 2007, if the Company's sales exceed $15,000,000 and $1,000,000 in EBIDTA, 1,000,000 options at $.30 per share. Nevertheless, if the Company's 2007 sales/EBIDTA exceed the prior year (2006), there will be an award of 500,000 options at $.30 per share.

(iii) For calendar year 2008, if the Company's sales exceed $18,000,000 in sales and $1,500,000 in EBIDTA, 1,000,000 options at $.30 per share. Nevertheless, if the Company's 2008 sales/EBIDTA exceed the prior year (2007), there will be an award of 500,000 options at $.30 per share. In any event resulting in the sale of the Company, all options awarded to Executive shall become immediately redeemable. If the Executive is terminated, without cause, at any time, the options become immediately redeemable.

The main terms of Mr. Harmon's agreement are as follows:

(a) Base Salary. The Executive shall receive an annual base salary of $140,000.00 plus 1% on all work revenues on services rendered over $15.00 per hour that is not otherwise pass through costs payable in monthly or more frequent installments in accordance with the Company's payroll policies ("Base Salary"). The Executive's Base Salary shall be reviewed, and may be increased but not decreased, annually, by the Board pursuant to its normal performance review policies for senior executives, with the first such review occurring not later than December 2006. Should the Company for any reason be unable to pay the Executive monthly or more frequent installments in accordance with the Company's payroll policies, the Executive may elect either of the following alternatives, or a combination thereof;

(i) Executive may elect to treat the unpaid compensation as a loan payable on demand that accrues an annual interest of ten (10%) percent; and/or

(ii) Executive may elect to receive common stock of the Company issued under an S-8 registration statement which will provide the Executive common stock at fair market value based on the average closing price for the five (5) trading days preceding the request for issuance of stock for the effective pay period. Executive may also elect to receive common stock of the Company issued under an S-8 registration statement which will provide the Executive common stock at fair market value based on the average closing price of the five (5) trading days preceding the request for issuance of stock for the loan payable on demand pursuant to subsection 3(a)(i).

(b) Initial Restricted Stock Award. The Company shall make an initial signing award to the Executive of 150,000 restricted shares of the Company's common stock under and subject to the terms and conditions of the Stock Compensation Plan dated January 1, 2004 or as thereafter amended (the "Stock Plan")

(c) Restricted Stock Option Award. The Company shall make an award to the Executive of restricted shares of the Company's common stock under and subject to the terms and conditions of the Stock Plan and Common Stock Purchase Warrant, a copy of which is attached and incorporated herein as as follows:

(i) For calendar year 2006, if the Company's sales exceed $12,000,000 and $500,000 in EBIDTA, 150,000 options at $.30 per share.

(ii) For calendar year 2007, if the Company's sales exceed $15,000,000 and $1,000,000 in EBIDTA, 300,000 options at $30 per share. Nevertheless, if the Company's 2007 sales/EBIDTA exceed the prior year (2006), there will be an award of 150,000 options at $.30 per share.

(iii) For calendar year 2008, if the Company's sales exceed $18,000,000 in sales and $1,500,000 in EBIDTA, 300,000 options at $.30 per share. Nevertheless, if the Company's 2008 sales/EBIDTA exceed the prior year (2007), there will be an award of 150,000 options at $.30 per share. In any event resulting in the sale of the Company, all options awarded to Executive shall become immediately redeemable. If the Executive is terminated, without cause at any time, the options become immediately redeemable.

Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2006 for any service provided as a director, except as follows. In June 2006, Robert Sandelman and David Lieberman were each given 30,000 shares of Company common stock as compensation for calendar year 2006.

DIRECTOR COMPENSATION TABLE


Name              Fees Earned or  Stock   Option  Non-Equity 	  Nonqualified Deferred	  All Other	Total
                  Paid in Cash    Awards  Awards  Incentive Plan  Compensation Earnings   Compensation
                              	  (1)	 	  Compensation
----------------  --------------  ------  ------  --------------  ---------------------   ------------  -----
David Lieberman  	       -  $ 9000       -               -                      -              -  $9000
Robert Sandelman               -  $ 9000       -               -                      -              -  $9000


(1) 30,000 shares of Common Stock issued on June __, 2007 to each director valued at $.30 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2006


           Option                                                         Stock
           Awards                                                         Awards
	   -----------							  ------
Name and   Number of    Number of      Number of    Option    Option      Number  Market  Number of  Market Value
Principal  Securities   Securities     Securities   Exercise  Expiration  of      Value   Unearned   or Payout Value
Position   Underlying   Underlying     Underlying   Price     Date        Shares  of      Shares     of Unearned Shares
           Unexercised  Unexercised    Unexercised                        or      Shares  or Other   Units or Other
           Options (#)  Options (#)    Unearned                           Units   or      Rights     Rights
           Exercisable  Unexercisable  Options (#)                        of      Units   That Have  That Have
                                                                          Stock   of      Not	     Not
                                                                          That    Stock   Vested     Vested
                                                                          Have    That
                                                                          Not     Have
                                                                          Vested  Not
                                                                            	  Vested
---------  -----------  -------------  -----------  -------    ---------  ------  ------  ---------  ------------------
David        1,040,000   	    -    2,000,000  $  0.30       6/9/11       -       -      	  -        	      -
Scott
Kincer
Joseph         285,000       	    -      600,000  $  0.30       6/9/11       -       -      	  -        	      -

Harmon

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





Class                Name and Address of Beneficial Owner (1)	Number of Shares    Percent Owned (2)
-----------------    ----------------------------------------   ----------------    -----------------
Common               David Scott Kincer                      	       2,742,167                7.83%
Warrants             David Scott Kincer                      	       1,040,000                2.97%
Common               Joseph Harmon                            	         400,556                1.14%
Warrants             Joseph Harmon                           	         285,000                0.81%
Common               Robert Sandelman                          	         259,167                0.74%
Common               David Lieberman                           	          30,000                0.09%
COMMON & WARRANTS    OFFICERS AND DIRECTORS AS A GROUP      	       4,756,890               13.58%
Common               Murray Conradie                         	       1,363,628                3.89%
Warrants             Murray Conradie                         	         540,000                1.54%
Common               Longview Fund, LP (3)                   	       5,809,675               16.58%
Warrants             Longview Fund, LP (3)                   	       7,695,311               21.96%
Common               Alpha Capital Anstalt (4)               	       1,126,044                3.21%
Warrants             Alpha Capital Anstalt  (4)              	       2,257,654                6.44%



(1) Unless otherwise cited, address is care of the Company's principal address.

(2) The percentage ownership calculations listed above are based upon 35,040,941 shares of common stock being outstanding and common stock issuable upon exercise of warrants which are exerciseable within 60 days, as of March 25, 2007. All numbers are post split.

(3) The address of Longview Fund, L.P. is c/o Viking Asset Management, LLC, 600 Montgomery Street, 44th Floor, San Francisco, CA 94111.

(4) The address of Alpha Capital Anstalt is Pradafant 7, Furstatums 9490, Vadus, Lichtenstein. Warrants held by Alpha Capital are subject to a blocker that would prevent Alpha Capital's and its affiliates' aggregate ownership at any given time from exceeding 9.99% of our outstanding common stock.

Persons Sharing Ownership of Control of Shares

Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

No person shares the power to vote ten percent (10%) or more of the Company's securities.

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
     10.33 Service Agreement - Knowledge Networks, Inc. (8)
     10.34 Employment Agreement David Scott Kincer (9)*
     10.35 Warrant Agreement David Scott Kincer (9)*
     10.36 Employment Agreement Joseph Harman *
     10.37 Warrant Agreement Joseph Harman (9)*
     10.38 June 7, 2006 Subscription Agreement (10)
     10.39 June 7, 2006 Note Issued to Longview Fund, L.P. (10)
     10.40 June 7, 2006 Note Issued to Alpha Capital (10)
     10.41 June 7, 2006 Warrant Issued to Longview Fund, L.P. (10)
     10.42 June 7, 2006 Warrant Issued to Alpha Capital (10)
     10.43 December 12, 2006 Subscription Agreement (11)
     10.44 December 12, 2006 Form of Note (11)
     10.45 December 12, 2006 Form of Warrant (11)

Exhibit 21.  Subsidiaries of the small business issuer

Exhibit 23. Consent of Experts and Counsel

     23.1  Consent of Independent Auditor Larry O'Donnell, CPA, P.C.*

-   Included with this filing

(1)  Previously filed as an exhibit to the Company's Form 10-SB, filed
     January 24, 2000.
(2)  Previously filed as an exhibit to the Company's Number 1
     Amendment to Form 10-SB, filed May 22, 2000.
(3)  Previously filed as an exhibit to the company's quarterly report for the period ended March 31, 2003
(4)  Previously filed as an exhibit to the company's quarterly report for the period ended June 30, 2003
(5)  Previously filed as an exhibit to the company's quarterly report for the period ended September 30, 2003
(6)  Previously filed on Form 8-K November 23, 2004, File No. 000-
     29087
(7)  Previously filed as an exhibit to the Company's Form SB2/A, filed
     April 27, 2005
(8)  Previously filed as an exhibit to the Company's Form SB2/A, filed
     October 11, 2005
(9) Previously filed as an exhibit to the Company's Form SB-2 filed on June 30, 2006
(10) Previously filed as an Exhibit 99 to the  Company's  8-K filed on June 15,
     2006
(11) Previously filed as an Exhibit 99 to the Company's 8-K filed on December 18, 2006

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

Exhibit 32. Certifications required by Rule 13a-14(b)  or  Rule  15d-14(b)  and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

DSEN's report on Form 8-K dated May 2, 2006

Announced entry into of Recapitalization Agreement.

DSEN's report on Form 8-K dated June 15, 2006, as amended by Form 8-K/A, dated June 16, 2006

Announced, among other things, the addition of David Lieberman to the Board of Directors of the Company, termination of Recapitalization Agreement, and funding with Longview Fund, L.P. et al.

DSEN's report on Form 8-K dated Deceber 18, 2006

Announced funding with Longview Fund, LP et al.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2006, the Company's principal accountant billed $19,790, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

Audit-Related Fees

For the fiscal years ended December 31, 2006 and 2005, the Company's principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the Company's principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended December 31, 2006 and 2005, the Company's principal accountant billed $0 and $0, respectively, for products and services other than those described above.

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

                                  Date: April 2, 2007

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  /s/ D. Scott Kincer
                                  ----------------------
                                  David Scott Kincer
                                  President, Chairman and Director
                                  (Principal Executive Officer and
                                   Principal Financial and Accounting Officer)

                                  Date: April 2, 2007