Form 10QSB
period 2007-03-31
DATASCENSION INC
filed 2007-05-15
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

                       Commission file number: 000-29087

                                Datascension, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                               87-0374623
-------------------------------                           ------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)

145 S. State College Blvd, Suite 350, Brea, CA                 92821
-----------------------------------------------              ---------
    (Address of principal executive offices)                 (Zip Code)

                                   714-482-9750
                           ---------------------------
                           (Issuer's telephone number)

                                  N/A
<PAGE 1>

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 23,167,143 shares outstanding, par value $.001 per share as of May 10, 2007. The Registrant has 508,500 shares of Preferred Stock Series B issued and outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): 	Yes [ ] No [X]


<PAGE 2>




                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION						 3

Item 1.   Financial Statements......................................	 3
          Balance Sheet (unaudited).................................     4
          Statements of Operations (unaudited)......................     7
          Statements of Cash Flows (unaudited)......................     9
          Notes to Financial Statements.............................   	11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation............................................. 	16

Item 3. Controls and Procedures.....................................  	23


PART II. OTHER INFORMATION						23

Item 1.   Legal Proceedings.........................................  	23

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........  	24

Item 3.   Defaults upon Senior Securities...........................   	24

Item 4.   Submission of Matters to a Vote of Security Holders.......  	24

Item 5.   Other Information..........................................  	24

Item 6.   Exhibits and Reports on Form 8-K........................... 	24

Signatures........................................................... 	26


























                                       2





<PAGE 3>

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed financial statements of Datascension, Inc., ("DSEN") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-KSB for the year ended December 31, 2006.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.




<PAGE 4>

                              DATASCENSION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET


ASSETS
							   Unaudited	     Audited
							---------------	  -------------
							   3/31/2007	    12/31/2006
							---------------	  -------------
   Current Assets:
Cash	 						$	357,729   $	592,289
Accounts receivable	 			      	      2,470,781       2,446,266
Prepaid expenses	 			  		426,094 	259,626
							---------------	  -------------
   Total current assets	 				$     3,254,603   $   3,298,181

Property and Equipment, net
  of accumulated depreciation		 	      	      3,075,471       3,135,930

   Other Assets:
Website assets, net of amortization			  	  3,207 	  3,207
Deposits	 					 	 41,749 	 41,749
Goodwill						      1,692,782       1,692,782
							---------------	  -------------
   Total other assets					      1,737,738       1,737,738
							---------------	  -------------
Total Assets	 					$     8,067,812   $   8,171,849
							===============	  =============

<PAGE 5>

LIABILITIES AND STOCKHOLDERS' EQUITY


							---------------	  -------------
							   3/31/2007	    12/31/2006
							---------------	  -------------
   Current Liabilities:
Accounts payable	 				$	281,585   $	224,655
Accrued expenses				 		430,008 	454,881
Short term notes payable	 				351,392 	356,625
Current portion of
  long-term notes payable				      1,143,750       1,169,819
							---------------	  -------------
   Total current liabilities	 			$     2,206,735   $   2,205,979

  Long-Term Debt
Long-term notes payable, net of current portion	 	      3,957,845       3,835,861
							---------------	  -------------
  Total long-term debt	 				      3,957,845       3,835,861

  Total Liabilities					      6,164,580       6,041,840

<PAGE 6>

   Stockholders' Equity:
Common stock:
Common stock, $0.001 par value, 200,000,000
 shares authorized; 23,252,976, and 23,031,547 shares
 issued, 23,157,143 and 22,935,714 outstanding at
 March 31, 2007 and December 31, 2006, respectively	 	166,880 	166,649
Additional paid-in capital-common stock			     13,090,111      13,006,542
Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at March 31, 2007
   and December 31, 2006	 				    506 	    506
Additional paid-in capital-preferred Series B	 		481,994 	481,994
Treasury stock, at cost; 95,833 at March 31, 2007	       (134,388)       (134,388)
Accumulated deficit	 				    (11,701,871)    (11,391,295)
							---------------	  -------------
Total stockholders' equity	 			      1,903,233       2,130,009
							---------------	  -------------
Total Liabilities and Stockholders' Equity	 	$     8,067,812   $   8,171,849
							===============	  =============



The accompanying notes to the financial statements should be read in conjunction with the above financial statements.


<PAGE 7>


                              DATASCENSION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



					  Unaudited	  Unaudited
					   For the	   For the
				       3 months ended  3 months ended
					  3/31/2007	 3/31/2006
					------------	------------

Revenue	 				$  4,753,872 	$  3,166,101

Cost of Goods Sold	 		   4,294,182 	   2,402,324
					------------	------------
Gross Profit	 			     459,690 	     763,777

Expenses:
Selling, general
  and administrative	 		$    545,053 	$    478,085
Depreciation and amortization		      51,504 	      49,716
					------------	------------
Total expenses				     596,557 	     527,801
					------------	------------
Operating Income			    (136,867)	     235,976


<PAGE 8>

Other Income (Expense):
Interest expense			    (173,709)	     (83,537)
Other Income (Expense)
  related to convertible			   - 	     279,288
Interest income (expense)
  related to convertible	 		   - 	    (155,253)
					------------	------------
Total other income			    (173,709)	      40,498
					------------	------------
Net Income (loss)	 		$   (310,576)	$    276,474
					============	============
Basic weighted average number
of common shares outstanding		  23,130,357 	  17,282,221
					============	============
Diluted weighted average number
of common shares outstanding	 	  23,130,357 	  17,282,221
					============	============
Basic Net Income Per Share	 	$      (0.01)	$	0.02
					============	============
Diluted Net Income Per Share	 	$      (0.01)	$	0.02
					============	============

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.



<PAGE 9>


                              DATASCENSION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


							  Unaudited	   Unaudited
						      For the 3 months  For the 3 months
							  3/31/2007	   3/31/2006
							-----------	  -----------
Cash Flows From Operating Activities:
Net income	 					$  (310,576)	  $   276,474
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued (canceled) for services and debt		     23,800 		    -
       Change in warrant liability	 			  - 	      165,241
       Change in derivative liability	 			  - 	     (444,527)
Depreciation and amortization	 			     51,504 	       49,716
(Increase) Decrease in accounts receivable		    (24,515)	       87,114
Change in prepaid expenses	 			   (166,468)	       16,016
Increase in deposits	 					  - 	        3,500
Decrease in accounts payable	 			     56,930 	      (79,356)
Decrease in accrued expenses	 			    (24,873)	     (289,599)
							-----------	  -----------
Net cash used by operating activities			$  (394,197)	  $  (215,421)

Cash Flows From Investing Activities:
Purchase of property and equipment	 		      8,955 	     (100,039)
							-----------	  -----------
Purchase of intangible assets	 				  - 		    -
							-----------	  -----------
Net cash used by investing activities	 		$     8,955 	  $  (100,039)

<PAGE 10>

Cash Flows From Financing Activities:
Increase (decrease) in notes payable	 		    150,682 	      (69,413)
Increase (Decrease) in related party payable		 	  - 	       (7,000)
Increase (Decrease) in convertible
  debt / notes payables	 					  - 	      210,378
							-----------	  -----------
Net cash provided by financing activities		    150,682 	  $   133,965
							-----------	  -----------
Net Increase in Cash	 				   (234,560)	     (181,496)

Balance, Beginning					    592,289 	      275,287
							-----------	  -----------
Balance, Ending						$   357,729 	  $    93,791
							===========	  ===========
Interest Paid	 					$    12,994  	  $    11,229
							===========	  ===========
Taxes Paid	 					$	  - 	  $	    -
							===========	  ===========
Supplemental disclosure of non-cash transactions

Debt converted to equity				$    60,000



The accompanying notes to the financial statements should be read in conjunction with the above financial statements.


<PAGE 11>


                              DATASCENSION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

<PAGE 12>

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

<PAGE 13>

Recently issued accounting standards

   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of March 31, 2007:

 Equipment and machinery           $  684,500
 Office equipment                   1,072,871
 Leasehold improvements             1,989,980
 Licenses                             230,000
 Accumulated depreciation            (901,922)
                                   ----------
                                   $3,075,429

<PAGE 14>

NOTE 4 - NOTES PAYABLE

During the 3 months ended March 31, 2007, 171,429 shares of common stock were issued to settle $60,000 of the outstanding notes payable from the November 2004 financing.

The total notes outstanding as of March 31, 2007 are $5,418,317, plus accrued interest of $135,749, or $5,554,066. As of March 31, 2007, there still remains $452,473 of debt discount which is being accreted over the term of the notes.

On March 17, 2007, the company issued a note payable for $50,000 at 15% per year. This note is due by March 17, 2009. 10,000 shares of common stock, valued at $4,800, were issued to the lender in connection with this note payable.


NOTE 5 - STOCKHOLDERS' EQUITY

The company issued shares of common stock for services during the 3 months ended March 31, 2007.

50,000 shares were issued to a consultant as compensation, valued at $19,000.

10,000 shares were issued to a lender in connection with a loan made, these shares were valued at $0.48, the date of the note, or $4,800.

171,429 shares of common stock were issued to settle $60,000 of debt.

There were no other issuances of stock or options other than those mentioned above.

<PAGE 15>

NOTE 6 - RELATED PARTY TRANSACTIONS

During the 3 months ended March 31, 2007, the company billed $377,801 to Sandelman & Associates, a company controlled by a board member, which amounted to 7.95% of our total revenue for the quarter.


NOTE 7 - FOREIGN OPERATIONS

The company currently operates out of the United States, Costa Rica and the Dominican Republic. The future plans of the company involve focusing on the potential and available growth in Costa Rica. Management does not feel there is a currency risk or need to assess a foreign currency translation adjustment or other comprehensive income item as income and expense items are negotiated in the US dollar. The Company maintains their accountings records in U.S. dollars and all payments are made in US dollars. All debts and assets on the books of the company are valued based on US dollars and are not translated from a foreign currency amount. The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. Approximately 95% of the company's workforce is outside of the United States. Currently 100% of the company's clients are US based companies. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.



<PAGE 16>





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is a discussion of certain factors affecting DSEN's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's condensed consolidated financial statements and related notes that are included herein under Item 1 above.

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

<PAGE 17>

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

<PAGE 18>

customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short and no single project accounts for a significant portion of our revenue.

Basis of Accounting
The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

Recently issued accounting standards

   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.


<PAGE 19>

DSEN's website address is http://www.datascension.com.

Results of Operations

      Analysis of the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

For the three-months, ended March 31, 2007, DSEN has generated $4,753,872 in revenues compared to $3,166,101 in revenues for the three-months ended March 31, 2006, for an increase of $1,587,771. The increase in revenue is a result of an increase in new clients, along with an increase in number of hours billed and hourly billing rates.

Cost of goods sold for the three-months ended March 31, 2007 was $4,294,182 compared to $2,402,324 for the three-months ended March 31, 2006 or an increase of $1,891,858. This increase was a result of the increased clients and service contracts completed, as well as the increase in operating costs associated with the new facility in Costa Rica and costs associated with technology implementation at the new facility.

Total general and administrative expenses increased to $545,053 for the three-months ended March 31, 2007 from $478,085 for the three-months ended March 31, 2006, a net increase of $66,968. The increase is due to largely to an increase in the amount of consultant services utilized as well as increased administrative personnel costs.

Depreciation expense for the three-months ended March 31, 2007 was $51,504 compared to $49,716 for the three-months ended March 31, 2006, an increase of $1,788. The increase resulted from the purchase of minimal additional assets in the last twelve months.

Interest expense for the three-months ended March 31, 2007 was $173,709 compared to $83,537 for the three-months ended March 31, 2006 an increase of $90,172. This increase relates to the debt funding increase in the last twelve months.
<PAGE 20>


Datascension generated a net loss of $310,576 for the three months ended March 31, 2007, versus net income of $276,474 for the same period in 2006. The decrease in profit of $587,050 is a result of increased cost of goods sold and interest expense. For the three months ended March 31, 2007, DSEN decreased its working capital position by a net amount of $44,334 from $1,092,202 as of December 31, 2006 to $1,047,868 as of March 31, 2007. This is due to a decrease in cash of $234,560 offset by an increase in accounts receivable of $24,515and an increase in prepaid expenses of $166,468.

Significant Subsequent Events occurring after March 31, 2007: None.

Capital Resources and Liquidity

      On March 31, 2007 DSEN had total assets of $8,067,812 compared to $5,169,190 on March 31, 2006, an increase of $2,898,622. The reason for the increase in assets is a result of the increase in accounts receivable and purchase of other assets. DSEN had a total stockholders' equity of $1,903,233 on March 31, 2007 compared to $892,888 on March 31, 2006, an increase in equity of $1,010,345 , which is in part due to the marked increase of assets over the past 12 months.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On March 31, 2007 DSEN had Property and Equipment of $3,075,471 compared to $987,182 on March 31, 2006, or an increase of $2,088,289 which is a result of the Completion of the new facility in Costa Rica at the end of 2006.

      As discussed above DSEN intends to meet its financial needs for operations through the collection of accounts receivable and servicing of current contracts.

<PAGE 21>

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

      DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital due to revenues received and fundraising activities in the fourth quarter of 2006, although it may need to raise additional capital to expand operations. If it is unable to raise this capital, it may be unable to continue to increase operations.

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

<PAGE 22>

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

<PAGE 23>

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

<PAGE 24>

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.


50,000 shares were issued to a consultant as compensation, valued at $19,000.

10,000 shares were issued to a lender in connection with a loan made, these shares were valued at $0.48, the date of the note, or $4,800.

171,429 shares of common stock were issued to settle $60,000 of debt.

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

<PAGE 25>

      (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

      None.

<PAGE 26>

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

                                  Date: May 15, 2007

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

                                  Date: May 15, 2007