Form 10QSB
period 2007-06-30
DATASCENSION INC
filed 2007-08-10
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2007

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

                                  	    N/A
                ------------------------------------------------------
	 	(Former name, former address  and  former fiscal year,
			      if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 32,624,562 shares outstanding, par value $.001 per share as of, August 8, 2007. The Registrant has 508,500 shares of Preferred Stock Series B issued and outstanding as of, August 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................
          Balance Sheet (unaudited).................................3
          Statements of Operations (unaudited)......................4
          Statements of Cash Flows (unaudited)......................5
          Notes to Financial Statements.............................6

Item 2.  Management's Discussion and Analysis of Plan of Operation..9

Item 3. Controls and Procedures.....................................12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................13

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........13

Item 3.   Defaults upon Senior Securities...........................13

Item 4.   Submission of Matters to a Vote of Security Holders.......13

Item 5.   Other Information.........................................13

Item 6.   Exhibits and Reports on Form 8-K..........................13

Signatures..........................................................13

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.



                              DATASCENSION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
				(IN DOLLARS)


ASSETS
							   Unaudited	     Audited
							---------------	  -------------
							   6/30/2007	    12/31/2006
							---------------	  -------------
   Current Assets:
Cash								300,815   	592,289
Accounts receivable				 	      3,227,660       2,446,266
Prepaid expenses	 					664,811 	259,626
							---------------	  -------------
   Total current assets	 				      4,193,286       3,298,181
							---------------	  -------------
Property and Equipment, net of accumulated
   depreciation	 					      3,062,773       3,135,930

   Other Assets:
Website assets, net of amortization	 			  3,207 	  3,207
Deposits	 						 16,749 	 41,749
Goodwill	 					      1,692,782       1,692,782
							---------------	  -------------
   Total other assets				 	      1,712,738       1,737,738
							---------------	  -------------
Total Assets						      8,968,797       8,171,849
							===============	  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

							   6/30/2007	    12/31/2006
							---------------	  -------------
   Current Liabilities:
Accounts payable	 					326,619    	224,655
Accrued expenses	 					433,151 	454,881
Short term notes payable	 				541,239 	356,625
Current portion of long-term notes payable	 		738,280       1,169,819
							---------------	  -------------
   Total current liabilities			 	      2,039,289       2,205,979
							---------------	  -------------
  Long-Term Debt
Long-term notes payable, net of current portion	 	      1,739,053       3,835,861
  Total long-term debt					      1,739,053       3,835,861
							---------------	  -------------
  Total Liabilities					      3,778,341       6,041,840
							---------------	  -------------
   Stockholders' Equity:
  Common stock:
Common stock, $0.001 par value, 200,000,000
   shares authorized; 32,664,562, and 23,031,547
   shares issued, 32,568,729 and 22,935,714
   outstanding at June 30, 2007 and December 31,
   2006, respectively	 					 32,664 	166,649
  Additional paid-in capital-common stock	 	     16,191,892      13,006,542
   Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000
shares authorized; 508,500 Series B shares
issued and outstanding at June 30, 2007 and
  December 31, 2006	 					    506 	    506
  Additional paid-in capital-preferred Series B			481,994 	481,994
  Treasury stock, at cost; 95,833 at June 30, 2007	       (134,388)       (134,388)
  Accumulated deficit	 				    (11,382,213)    (11,391,295)
							---------------	  -------------
Total stockholders' equity				      5,190,455       2,130,009
							---------------	  -------------
Total Liabilities and Stockholders' Equity		      8,968,797       8,171,849
							===============	  =============



The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

                               DATASCENSION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
				 (IN DOLLARS)





					 For the	 For the	 For the	 For the
					 3 months 	 3 months 	 6 months	 6 months
					   ended	   ended	   ended	   ended
					 6/30/2007	 6/30/2006	 6/30/2007	 6/30/2006
					-----------	-----------	-----------	-----------
Revenue	 				  4,888,821 	  3,443,896 	  9,642,694 	  6,609,997

Cost of Goods Sold	 		  3,605,947 	  2,635,880 	  7,900,129 	  5,038,204
					-----------	-----------	-----------	-----------
Gross Profit	 			  1,282,874 	    808,016 	  1,742,565 	  1,571,793

Expenses:
Selling, general and administrative	    570,602 	    747,199 	  1,115,655 	  1,225,284
Stock based compensation	 		  -   	    694,351 		  -   	    694,351
Depreciation and amortization	 	     51,617 	     59,130 	    103,121 	    108,846
					-----------	-----------	-----------	-----------
Total expenses	 			    622,219 	  1,500,680 	  1,218,776 	  2,028,481
					-----------	-----------	-----------	-----------

Operating Income	 		    660,655 	   (692,665)	    523,788 	   (456,689)

Other Income (Expense):
Other expenses	 				  - 	   (108,517)		  -   	   (108,517)
Other income	 				  - 	      4,603 		  -   	      4,603
Interest expense	 		   (340,998)	    (67,413)	   (514,707)	   (150,950)
Other Income (Expense)
  related to convertible	 		  - 	   (504,106)		  -   	   (224,818)
Interest income (expense)
  related to convertible	 		  - 	   (225,425)		  -   	   (380,678)
					-----------	-----------	-----------	-----------
Total other income	 		   (340,998)	   (900,858)	   (514,707)	   (860,360)
					-----------	-----------	-----------	-----------
Net Income (loss)			    319,657 	 (1,593,523)	      9,081 	 (1,317,049)
					===========	===========	===========	===========
Basic weighted average number
of common shares outstanding	 	 24,829,907 	 17,383,888 	 23,558,280 	 17,299,721
					===========	===========	===========	===========
Diluted weighted average number
of common shares outstanding		 32,269,739 	 17,383,888 	 42,346,042 	 17,299,721
					===========	===========	===========	===========
Basic Net Income Per Share	 	       0.01 	      (0.09)	       0.00 	      (0.08)
					===========	===========	===========	===========
Diluted Net Income Per Share	 	       0.01 	      (0.09)	       0.00 	      (0.08)
					===========	===========	===========	===========

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

                              DATASCENSION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
				  (IN DOLLARS)


							  	   Unaudited	     Unaudited
						     	        For the 6 months  For the 6 months
							   	     ended	       ended
Cash Flows From Operating Activities:			  	   6/30/2007	     6/30/2006
								----------------  ----------------
Net income	 							   9,081  	(1,317,049)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Issued (canceled) for services and debt	 			  23,800 	   748,962
    Write off of century innovations		 			       - 	   108,469
    Noncash expenses associated with convertible debt		 	       - 	 1,430,054
       Change in warrant liability	 				       - 	   165,241
       Change in derivative liability	 				       - 	  (444,527)
Depreciation and amortization					 	 103,121 	   108,846
 Increase in construction of progress				 	       - 	  (252,800)
(Increase) Decrease in accounts receivable	 			(781,394)	  (255,025)
Change in prepaid expenses	 					(405,185)	  (207,878)
Increase in deposits							  25,000 	   (21,500)
Decrease in accounts payable					 	 101,964 	    96,143
Decrease in accrued interest and expenses 				 261,421 	     6,467
								----------------  ----------------
Net cash used by operating activities	 				(662,192)  	   165,403

Cash Flows From Investing Activities:
Purchase of property and equipment			 		 (29,964)	  (234,701)
								----------------  ----------------
Net cash used by investing activities			 		 (29,964)	  (234,701)

Cash Flows From Financing Activities:
Increase (decrease) in notes payable			 		 400,682 	  (223,076)
Increase (Decrease) in related party payable		 		       - 	    (7,000)
Increase (Decrease) in convertible debt / notes payables	 	       - 	 1,648,412
Issuance of common stock	 					       - 	    30,000
								----------------  ----------------
Net cash provided by financing activities			 	 400,682 	 1,448,336
								----------------  ----------------
Net Increase in Cash	 						(291,474)	 1,379,038

Balance, Beginning						 	 592,289 	   275,287
								================  ================
Balance, Ending								 300,814  	 1,654,325
								================  ================
Interest Paid	 							  23,898  	    23,289
								================  ================
Taxes Paid	 							       -  		 -
								================  ================
Supplemental disclosure of non-cash transactions

Debt converted to equity					       3,027,565



The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

                              DATASCENSION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

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

Basis of Accounting
The Company's policy is to prepare the financial statements on the accrual basis of accounting. The Companys year end is December 31.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of June 30, 2007:

 Equipment and machinery      $  732,261
 Office equipment              1,072,871
 Leasehold improvements        1,989,980
 Licenses                        230,000
 Accumulated depreciation       (962,381)
                              ----------
                              $3,062,773

NOTE 4 - NOTES PAYABLE

During the 6 months ended June 30, 2007, 171,429 shares of common stock were issued to settle $60,000 of the outstanding notes payable from the November 2004 financing.

During the same period, 6,559,919 shares were issued to settle $2,055,065 of principal and interest on the convertible notes. An additional 2,841,667 shares were issued to satisfy outstanding warrants, with the settlement of $912,500 of debt.

The total notes outstanding as of June 30, 2007 are $3,105,817, plus accrued interest of $99,708. As of June 30, 2007, there still remains $478,192 of debt discount which is being accreted over the term of the notes.

On March 17, 2007, the company issued a note payable for $50,000 at 15% per year. This note is due by March 17, 2009. 10,000 shares of common stock, valued at $4,800, were issued to the lender in connection with this note payable.

On May 25, 2007, the company issued a note payable for $250,000 at 1.5% per month. This note is due by August 30, 2007.

NOTE 5 - STOCKHOLDERS' EQUITY

The company issued shares of common stock for services during the 6 months ended June 30, 2007.

50,000 shares were issued to a consultant as compensation, valued at $19,000.

10,000 shares were issued to a lender in connection with a loan made, these shares were valued at $0.48, the date of the note, or $4,800.

171,429 shares of common stock were issued to settle $60,000 of debt.

6,559,919 shares were issued to settle $2,055,065 of principal and interest on the convertible notes. An additional 2,841,667 shares were issued to satisfy outstanding warrants, with the settlement of $912,500 of debt.

There were no other issuances of stock or options other than those mentioned above.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the 6 months ended June 30, 2007, the company billed approximately $770,744 to Sandelman & Associates, a company controlled by a board member, which amounted to 8% of our total revenue for the period.

NOTE 7 - FOREIGN OPERATIONS

The company currently operates out of the United States, Costa Rica and the Dominican Republic. The future plans of the company are to expand its presence in Costa Rica and ultimately close its operations in the Dominican Republic. Management does not feel there is a currency risk or need to assess a foreign currency translation adjustment or other comprehensive income item as income and expense items are negotiated in the US dollar. The Company maintains their accountings records in U.S. dollars and all payments are made in US dollars. All debts and assets on the books of the company are valued based on US dollars and are not translated from a foreign currency amount. The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. All of the Company's workforce work outside of the United States. Senior management does maintain residence in the United States. Currently most clients are US based companies with the exception of one company located in Canada. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

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

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The Company's year end is December 31.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

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

DSEN's website address is http://www.datascension.com.

Results of Operations

      Analysis of the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

For the six-months, ended June 30, 2007, DSEN has generated $9,642,694 in revenues compared to $6,609,997 in revenues for the six-months ended June 30, 2006, for an increase of $3,032,697. The increase in revenue is a result of an increase in new clients, along with an increase in number of hours billed and hourly billing rates.

Cost of goods sold for the six-months ended June 30, 2007 was $7,900,129 compared to $5,038,204 for the six-months ended June 30, 2006 or an increase of $2,861,925. This increase was a result of the increased clients and service contracts completed, as well as the increase in operating costs associated with the new facility in Costa Rica and costs associated with technology implementation at the new facility.

Total general and administrative expenses decreased to $1,115,655 for the six-months ended June 30, 2007 from $1,225,284 for the six-months ended June 30, 2006, a net decrease of $109,629. The decrease is due to largely to a consolidation of operations in Central America and reduction in operating costs.

There was no stock based compensation for the six months ended June 30, 2007 and $694,351 in stock based compensation for the six months ended June 30, 2006.

Depreciation expense for the six-months ended June 30, 2007 was $103,121 compared to $108,846 for the six-months ended June 30, 2006, a minimal decrease of $5,725. The decrease resulted from no purchases or minimal purchase of additional assets in the last twelve months.

Interest expense for the six months ended June 30, 2007 was $514,707 compared to $150,950 for the six-months ended June 30, 2006 an increase of $363,757. This increase relates to the debt funding increase in the last twelve months.

Datascension generated net income of $9,081 for the six-months ended June 30, 2007, versus net loss of $1,317,049 for the same period in 2006. The increase in net income of $1,326,130 is primarily a result of increased revenue and lack of stock based compensation in the first six months of 2007. For the six-months ended June 30, 2007, DSEN increased its working capital position by a net amount of $1,061,795 from $1,092,202 as of December 31, 2006 to $2,153,997 as of June 30, 2007. This is mainly due to an increase in accounts receivable of $781,394 and an increase in prepaid expenses of $405,185.

Significant Subsequent Events occurring after June 30, 2007: None.

Capital Resources and Liquidity

On June 30, 2007 DSEN had total assets of $8,968,797 compared to $7,540,620 on June 30, 2006, an increase of $1,428,177. The reason for the increase in assets is a result of the increase in accounts receivable and prepaid expenses. DSEN had a total stockholders' equity of $5,190,455 on June 30, 2007 compared to $ 78,238 on June 30, 2006, an increase in equity of $5,112,217, which is in part due to the marked increase of assets over the past 12 months and conversion of indebtedness into common stock, which drove marked increases in paid in capital.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On June 30, 2007 DSEN had Property and Equipment of $3,062,773 compared to $1,064,027 on June 30, 2006, or an increase of $1,998,746 which is a result of the Completion of the new facility in Costa Rica at the end of 2006.

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

                                  Date: August 10, 2007

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

                                  Date: August 10, 2007