Form 10QSB
period 2007-09-30
DATASCENSION INC
filed 2007-11-19
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-29087

Datascension, Inc.

(Name of small business issuer in its charter)

Nevada	87-0374623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

407 W Imperial Hwy, Suite 314, Brea, CA	92821
(Address of principal executive offices)	(Zip Code)

714-482-9750

(Issuer's telephone number)

145 S. State College Blvd, Suite 350, Brea, CA	92821

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 32,624,562 shares outstanding, par value $.001 per share as of, November 12, 2007. The Registrant has 508,500 shares of Preferred Stock Series B issued and outstanding as of, November 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements of Datascension, Inc., a Nevada corporation("DSEN") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS

	Unaudited	Audited

	9/30/2007	12/31/2006
Current Assets:
Cash	$305,150	$592,289
Accounts receivable	3,334,896	2,405,759
Prepaid expenses	803,529	259,626
Total current assets	4,443,575	3,257,674

Property and equipment, net of accumulated Depreciation	3,202,247	3,135,930

Other Assets:
Website assets, net of amortization	3,207	3,207
Deposits	15,618	41,749
Goodwill	1,692,782	1,692,782
Total other assets	1,711,607	1,737,738

Total Assets	$9,357,429	$8,131,342

LIABILITIES AND STOCKHOLDERS' EQUITY

	9/30/2007	12/31/2006
Current Liabilities:
Accounts payable	$243,616	$259,655
Accrued expenses	487,504	454,881
Short term notes payable	1,238,603	356,625
Current portion of long-term notes payable	2,590,566	1,169,819
Total current liabilities	4,560,289	2,240,980

Long-Term Debt
Long-term notes payable, net of current portion	933,795	4,668,455
Total long-term debt	933,794	4,668,455

Total Liabilities	5,494,083	6,909,435

Stockholders' Equity:
Common stock:
Common stock, $0.001 par value, 200,000,000 shares authorized; 32,664,562, and 23,031,547 shares issued,32,664,562 and 22,935,714 outstanding at September 30, 2007 and December 31, 2006, respectively	32,569	22,936
Additional paid-in capital-common stock	16,191,989	13,150,255
Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 508,500 Series B shares issued and outstanding at September 30, 2007 and December 31, 2006	506	506
Additional paid-in capital-preferred Series B	481,995	481,994
Treasury stock, at cost; 95,833 at September 30, 2007	(134,388)	(134,388)
Accumulated deficit	(12,709,324)	(12,299,396)
Total stockholders' equity	3,863,346	1,221,907
Total Liabilities and Stockholders' Equity	$9,357,429	$8,131,342

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	3 months ended	3 months ended	9 months ended	9 months ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

Revenue	$5,140,592	$4,217,471	$14,783,286	$10,827,468

Cost of Goods Sold	4,665,902	3,003,854	12,566,031	8,042,058

Gross Profit	474,690	1,213,617	2,217,255	2,785,410

Expenses:
Selling, general and administrative	553,253	$778,086	1,668,909	$2,003,370
Stock based compensation	-	-	-	694,351
Depreciation and amortization	60,460	58,396	163,581	167,242
Total expenses	613,713	836,482	1,832,490	2,864,963

Operating Income	(139,023	377,136	384,765	(79,553)

Other Income (Expense):
Other expenses	-	-	-	-
Other income	-	592,186	-	596,789
Interest expense	(279,986)	(171,036)	(794,693)	(321,986)
Other Income (Expense) related to convertible	-	1,738,467	-	1,513,649
Interest income (expense) related to convertible	-	(357,976)	-	(738,654)
Total other income	(279,986)	1,801,641	(794,693)	941,281

Net Income (loss)	$(419,009)	$2,178,777	$(409,928)	$861,728

Basic weighted average number of common shares outstanding	32,624,562	17,987,221	27,925,198	17,734,291

Diluted weighted average number of common shares outstanding	32,624,562	48,715,151	27,925,198	48,462,221

Basic Net Income Per Share	$ (0.01)	$0.12	$(0.01)	$0.05

Diluted Net Income Per Share	$(0.01)	$0.04	$(0.01)	$0.02

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Unaudited	Unaudited
	For the 9 months	For the 9 months ended
	9/30/2007	9/30/2006
Cash Flows From Operating Activities:
Net income (loss)	$(409,928)	$861,728
Adjustments to reconcile net income to net Cash provided by operating activities:
Issued (canceled) for services and debt	-	748,962
Write off of century innovations	-	108,469
Noncash expenses associated with convertible debt	-	(308,413)
Change in warrant liability	-	165,242
Change in derivative liability	-	(444,527)
Depreciation and amortization	163,581	167,242
Increase in construction of progress	-	(1,696,400)
Forgiveness of debt	-	(592,186)
(Increase) decrease in accounts receivable	(929,138)	(61,272)
(Increase) in prepaid expenses	(543,903)	(161,472)
(Increase) decrease in deposits	26,131	(21,500)
Increase (decrease) in accounts payable	(16,039)	228,848
Increase (decrease) in accrued expenses	32,623	(15,407)
Net cash used by operating activities	(1,676,673)	(1,020,686)

Cash Flows From Investing Activities:
Purchase of property and equipment		(234,701)
Net cash used by investing activities	(229,898)	(234,701)

Cash Flows From Financing Activities:
Increase (decrease) in notes payable	881,978	(279,375)
Increase (Decrease) in related party payable	-	(7,000)
Increase (Decrease) in convertible debt / notes payables	(2,313,914)	2,120,495
Issuance of common stock	3,051,368	30,000
Net cash provided by financing activities	1,619,432	1,864,120

Net Increase (decrease) in cash	(287,139)	608,733

Balance, Beginning	592,289	275,286

Balance, Ending	305,150	$884,019

Interest Paid	$370,625	$321,986
Taxes Paid	$2,400	$-

Supplemental disclosure of non-cash transactions
Debt converted to equity	$3,025,000	$-

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

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The Company’s year end is December 31.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of September 30, 2007:

Equipment and machinery	$922,889
Office equipment	1,072,913
Leasehold improvements	1,999,285
Licenses	230,000
Accumulated depreciation	(1,022,840)
$3,202,247

NOTE 4 - NOTES PAYABLE

During the 9 months ended September 30, 2007, 171,429 shares of common stock were issued to settle $60,000 of the outstanding notes payable from the November 2004 financing.

During the same period, 6,559,919 shares were issued to settle $2,055,065 of principal and interest on the convertible notes. An additional 2,841,667 shares were issued to satisfy outstanding warrants, with the settlement of $912,500 of debt.

The total notes outstanding as of September 30, 2007 are $3,933,854 plus accrued interest of $245,436. As of September 30, 2007, there still remains $398,494 of debt discount which is being accreted over the term of the notes.

On March 17, 2007, the company issued a note payable for $50,000 at 15% per year. This note is due by March 17, 2009. 10,000 shares of common stock, valued at $4,800, were issued to the lender in connection with this note payable.

On May 25, 2007, the company issued a note payable for $250,000 at 1.5% per month. This note has been paid in full.

NOTE 5 - STOCKHOLDERS' EQUITY

The company issued shares of common stock for services during the 9 months ended September 30, 2007.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, the company billed approximately $1,112,084 to Sandelman & Associates, a company controlled by a board member, which amounted to 7.5% of our total revenue for the period.

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

NOTE 8 - CREDIT AGREEMENT

On September 6, 2007, Datascension, Inc. (the “Company”), as borrower, entered into a Credit Agreement with Comerica Bank, as lender (dated as of August 30, 2007), which provides for a revolving credit facility of up to $2,000,000. The Credit Agreement provides for a one year term, and outstanding balances bear interest at the rate equal to the prime rate (as determined by Comerica Bank from time to time) plus two percent (2%). Under the Credit Agreement, the Company may borrow funds from Comerica Bank from time to time in an amount equal to 85% of eligible receivables (as set forth in the Credit Agreement), and all advances under the Credit Agreement are secured by a first lien against all of the assets of Datascension, Inc. and its subsidiary, Datascension, Inc. (a California corporation), as well as a pledge of the stock of the subsidiary.

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

Revenue Recognition.

We recognize revenues as the survey data is collected for the client in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to approximately eight weeks. An appropriate deferral is made for direct costs related to contracts in process, and no revenue is recognized until delivery of the data has taken place. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are required to estimate contract losses, if any, and provide for such losses in the period they are determined and estimable. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed surveys to our customers. We do not believe there is significant risk of recognizing revenue short and no single project accounts for a significant portion of our revenue.

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The Company's year end is December 31.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

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

Results of Operations

Analysis of the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

For the nine-months, ended September 30, 2007, DSEN has generated $14,783,286 in revenues compared to $10,827,468 in revenues for the nine-months ended September 30, 2006, for an increase of $3,995,818. The increase in revenue is a result of an increase in new clients, along with an increase in number of hours billed and hourly billing rates.

Cost of goods sold for the nine-months ended September 30, 2007 was $12,566,031 compared to $8,042,058 for the nine-months ended September 30, 2006 or an increase of $4,523,973. This increase was a result of the increased clients and service contracts completed, as well as the increase in operating costs associated with the new facility in Costa Rica and costs associated with technology implementation at the new facility.

Total general and administrative expenses decreased to $1,668,909 for the nine-months ended September 30, 2007 from $2,003,370 for the nine-months ended September 30, 2006, a net decrease of $334,461. The decrease is due to largely to a consolidation of operations in Central America and reduction in operating costs.

There was no stock based compensation for the nine months ended September 30, 2007 and $694,351 in stock based compensation for the nine months ended September 30, 2006.

Depreciation expense for the nine-months ended September 30, 2007 was $163,581 compared to $167,242 for the nine-months ended September 30, 2006, a minimal decrease of $3,661. The decrease resulted from no purchases or minimal purchase of additional assets in the last twelve months.

Interest expense for the nine months ended September 30, 2007 was $794,693 compared to $321,986 for the nine-months ended September 30, 2006 an increase of $472,707. This increase relates to the debt funding increase in the last twelve months.

Datascension generated net loss of $409,928 for the nine-months ended September 30, 2007, versus $861,728 for the same period in 2006. The decrease in net income of $1,271,656 is primarily a result of increased revenue and lack of stock based compensation in the first nine months of 2007. For the nine-months ended September 30, 2007, DSEN decreased its working capital position by a net amount of $1,208,916 from $1,092,202 as of December 31, 2006 to $(116,714) as of September 30, 2007. This is mainly due to an increase in accounts receivable of $929,137 and an increase in prepaid expenses of $543,903, offset by an increase in short term notes payable of $**1,978 and an increase in current portion of long-term notes payable of $1,420,707.

Significant Subsequent Events occurring after September 30, 2007: None.

Capital Resources and Liquidity

On September 30, 2007 DSEN had total assets of $9,357,429 compared to $7,915,359 on September 30, 2006, an increase of $1,226,087. The reason for the increase in assets is a result of the increase in accounts receivable and prepaid expenses. DSEN had a total stockholders' equity of $3,863,346 on September 30, 2007 compared to $2,257,104 on September 30, 2006, an increase in equity of $2,641,439, which is in part due to the marked increase of assets over the past 12 months and conversion of indebtedness into common stock, which drove marked increases in paid in capital.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On September 30, 2007 DSEN had Property and Equipment of $3,202,247 compared to $1,005,857 on September 30, 2006, or an increase of $2,196,390 which is a result of the completion of the new facility in Costa Rica at the end of 2006.

As discussed above DSEN intends to meet its financial needs for operations through the collection of accounts receivable and servicing of current contracts.

DSEN's capital resources are comprised primarily of private investors, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant’s access to capital is always dependent upon general financial market conditions. The Registrant's capital resources are not anticipated to change materially in 2007.

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

Forward-Looking Information

This quarterly report contains forward-looking statements. The forward- looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 2, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report. DSEN makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

(a) Exhibit 10.46. Credit Agreement with Comerica Bank, dated as of August 30, 2007, and related ancillary agreements.

(b) Exhibit 31. Certifications required by Rule 13a-14(a) or Rule 15d- 14(a)

31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d- 14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

Current report on Form 8-K, filed on September 10, 2007, with respect to the Company’s Credit Agreement with Comerica Bank.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datascension, Inc.

/s/ D. Scott Kincer
D. Scott Kincer
President, Chairman and Director
(Principal Executive Officer)

/s/ D. Scott Kincer
D. Scott Kincer
(Principal Financial Officer)

Date: November 16, 2007

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ D. Scott Kincer
D. Scott Kincer
President, Chairman and Director
(Principal Executive Officer)

/s/ D. Scott Kincer
D. Scott Kincer
(Principal Financial Officer)

Date: November 16, 2007