Form 10KSB/A
period 2006-12-31
DATASCENSION INC
filed 2008-03-28
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer had revenues of $14,780,706 for the fiscal year ended December 31, 2006. Based on the average of the closing bid and ask prices of the issuer's common stock on December 29, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $4,960,819.

As of December 31, 2006, the issuer had 23,031,547 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

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

Database Engineering

Datascension has the expertise to create databases from very small to the most complex fully relational database. Its database software allows the end-user to connect to Datascension’s system via the Internet and run reports and pull data with relatively no training.

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

Our business does not involve “telemarketing". Telemarketing, in the call center industry, refers to the marketing of goods and services by telephone. We do not market goods or services for clients, but instead conduct interviews and gather information from interviewees. As a result the government regulation of the "do not call list" that has been implemented to stop unsolicited telemarketing does not affect our industry and we are not bound to comply by the Amended Telemarketing Sale Rule (TSR).

Who Must Comply with the Amended Telemarketing Sale Rule (TSR)?

The amended TSR regulates "telemarketing"- defined in the Rule as “a plan, program, or campaign. . . to induce the purchase of goods or services or a charitable contribution" involving more than one interstate telephone call." (The FCC regulates both intrastate and interstate calling. More information is available from www.fcc.gov.). With some important exceptions, any businesses or individuals that take part in "telemarketing" must comply with the Rule. This is true whether, as "telemarketers," they initiate or receive telephone calls to or from consumers, or as "sellers," they provide, offer to provide, or arrange to provide goods or services to consumers in exchange for payment. It makes no difference whether a company makes or receives calls using low-tech equipment or the newest technology-such as voice response units (VRUs) and other automated systems. Similarly, it makes no difference whether the calls are made from outside the United States; so long as they are made to consumers in the United States, those making the calls, unless otherwise exempt, must comply with the TSR's provisions. If the calls are made to induce the purchase of goods, services, or a charitable contribution, the company is engaging in "telemarketing."

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

We currently face significant competition for outsourced market research services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality and interviewing skills, the ability to develop customized designs and technological and industry expertise. While numerous companies provide market research services, we believe our principal competitors include our clients' own in-house market research groups, including, in some cases, in- house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications industries or entrants in geographic locations with lower costs than those in which we operate.

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

Due to our limited operating history, especially in Costa Rica where we consolidated our market research operations in 2002, our business and future prospects are difficult to evaluate. We are exploring opportunities to provide other outsourced services that we have not provided to date. You should consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•  attract and retain clients;

•  attract and retain key personnel and customer management professionals;

•  generate sufficient revenues and manage costs to maintain profitability;

•  manage growth in our operations; and

•  access additional capital when required and on reasonable terms.

7. Our operating results may fluctuate significantly and could cause the market price of our common stock to fall rapidly and without notice.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, including:

•  the addition or loss of a major client and the volume of services provided to our major clients;

•  the extent to which our services achieve or maintain market acceptance, which may be affected by political and public relations reactions to offshore outsourcing;

•  our ability to introduce new or enhanced services to our existing and prospective clients and to attract and retain new clients;

•  long sales cycles and fluctuations in sales cycles;

•  the extent to which we incur expenses in a given period in anticipation of increased demand in future periods, and the extent to which that demand materializes;

•  changes in our pricing policies or those of our competitors, as well as increased price competition in general;

•  variation in demand for our services and the services or products of our major clients, particularly clients in the travel and hospitality industry; and

•  the introduction of new or enhanced services by other outsourced service providers.

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

We have expanded significantly since our formation and intend to maintain our growth focus. However, our growth will place demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to manage our growth successfully, we must:

•  maintain the hiring, training and management necessary to ensure the quality and responsiveness of our services;

•  expand and enhance our administrative and technical infrastructure, facilities and capacities to accommodate increased call volume and other customer management demands; and

•  continue to improve our management, financial and information systems and controls.

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

We believe that our existing cash and cash equivalents will be sufficient to support our anticipated cash needs through 2007. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•  market acceptance of and demand for our offshore outsourced services which may be affected by political and public relations reactions to offshore outsourcing;

•  access to and availability of sufficient management, technical, marketing and financial personnel;

•  the need to enhance our operating infrastructure;

•  the continued development of new or enhanced services and hosted designs;

•  the need to adapt to changing technologies and technical requirements;

•  the existence of opportunities to acquire businesses or technologies, or opportunities for expansion; and

•  increased competition and competitive pressures.

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

DSEN's shares of Common Stock are "penny stocks" as defined in the Exchange Act, which are quoted in the over the counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker dealers. For example, broker dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

•  The bid and offer price quotes for the penny stock, and the number of shares to which the quoted prices apply.

•  The brokerage firm's compensation for the trade.

•  The compensation received by the brokerages firm's salesperson for the trade.

In addition, the brokerage firm must send the investor:

•  Monthly account statement that gives an estimate of the value of each penny stock in your account.

•  A written statement of your financial situation and investment goals.

Legal remedies, which may be available to you, are as follows:

•  If penny stocks are sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back.

•  If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

•  If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

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

The market price for our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

•  actual or anticipated fluctuations in our quarterly operating results,

•  announcements of new services by us or our competitors,

•  changes in the economic performance or market valuations of other companies involved in call center services or market research services,

•  announcements by our competitors of significant acquisitions, new strategic alliances, joint ventures or capital commitments,

•  additions or departures of key personnel,

•  potential litigation, or

•  economic conditions in the outsourced call center market.

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

Floor	Under Name	Monthly Amount	Starting date	Ending Date
Rent 4th floor	Fundo Pomelo Rosado S.A	$17,000	1-Nov-06	30-Oct-11
Rent VIP Offices	Marcas La Union S.A	$32,500	1-Nov-06	30-Oct-11
Rent 6th Floor	Novedades Azul Marino, S.AS.	$2,875	1-May-07	30-Oct-11
Rent 6th Floor	Arrendadora Entre Lagos S.A	$2,875	1-May-07	30-Oct-11
Rent 7th Floor	Campos de Amaranto S.A	$2,875	1-Mar-07	30-Oct-11
Rent 7th Floor	Plaza Central Zafiro S.A	$2,875	1-Mar-07	30-Oct-11
Rent Ciber City	Arrendadora Coturno S.A	$7,000	15-May-06	15-May-13
Rent Planet Mall	Increible Universo M.O.S.A	$18,000	1-May-06	1-May-13

		$86,000

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

As of December 31, 2006, DSEN had 23,031,547 shares of its $.001 par value common voting stock issued and outstanding which are held by 1265 shareholders of record.

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

All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

•  The transfer or issuance did not involve underwriters, underwriting discounts or commissions;

•  A restriction on transfer legend was placed on all certificates issued;

•  The distributions did not involve general solicitation or advertising; and,

•  The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. Each shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Ouractual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the calendar year, ended December 31, 2006, the Company generated $14,780,706 in revenues and generated a gross profit of $4,038,702 for the same period. This compares to $9,752,935 in revenues and a gross profit of $2,119,295 for the calendar year ended December 31, 2005. For the calendar year ended December 31, 2006, the Company has increased its working capital position by $2,914,805 from a negative $1,898,111 as of December 31, 2005 to a positive $1,016,694 as of December 31, 2006.

Analysis of the calendar year ended December 31, 2006 compared to the calendar year ended December 31, 2005.

The Company had a net loss of $1,140,427 for the calendar year ended December 31, 2006 compared to net income of $1,821,798 for the calendar year ended December 31, 2005, a decrease of $2,962,225. The net loss was attributable to other income of $2,875,910. The decrease in other income was mainly attributable to non recurring, non cash expenses related to the accounting for the company's convertible debentures.

Total expenses increased to $3,725,327 for the calendar year ended December 31, 2006 from $2,331,807 for the calendar year ended December 31, 2005, an increase of $1,393,520. The increase in expenses related mainly to an increase in selling, general and administrative expense of $683,230 due in large part to the opening of the new facility in Costa Rica as well as incurrence of $694,351 in stock based compensation.

Depreciation expense for the calendar year ended December 31, 2006 was $206,469 compared to $190,530 for the calendar year ended December 31, 2005, an increase of $15,939.

Interest expense for the calendar year ended December 31, 2006 was $360,050 compared to $313,421 for the calendar year ended December 31, 2005 an increase of $46,629 which was a result of the increase in high interest accruing debt on the books in 2006 as compared to 2005.

Liquidity and Capital Resources

Liquidity

For the calendar year ended December 31, 2006, the Company has increased its working capital position by $2,914,805 from a negative $1,898,111 as of December 31, 2005 to a positive $1,016,694 as at December 31, 2006 as a result of the decrease in liabilities related to accrued liabilities, convertible debt, derivatives and warrants and an increase in cash, accounts receivable and prepaid expense assets.

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

On December 31, 2006 DSEN had total assets of $8,131,342 compared to $5,406,993 on December 31, 2005, an increase of $2,724,349. The reason for the increase in assets is a result of the increase in cash of $317,002, an increase in receivables of $151,681, an increase in prepaid expenses of $144,877, an increase in construction in progress of $1,980,021, a decrease in investment in Century Innovations of $108,469, with a corresponding increase in net property and equipment of $219,050 and an increase in total other assets of $20,187. DSEN had a total stockholders' equity of $1,221,907 on December 31, 2006 compared to $616,414 on December 31, 2005, an increase in equity of $605,493.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price. On December 31, 2006 DSEN had Property and Equipment of $3,135,930 compared to $936,859 on December 31, 2005, or an increase of $2,199,071.

The fixed and ongoing expenses of Datascension are as follows:

Accounts Payable and Accrued Liabilities

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2006:

Note payable to a lender, monthly payments of $10,044 inclusive of 15.00% annual interest through

June 2009	224,062

Note payable to a lender, monthly payments of $4,849 inclusive of 15.00% annual interest through December 2007	73,524

Note payable to a vendor, monthly payments of $7,375 inclusive of 10.83% annual interest through December 2007	57,845

Note payable to a vendor, monthly payments of $1,194 inclusive of 10.83% annual interest through Januar 2007, secured by equipment	1,194

356,626
Less current portion	(356,626)

$-

Principal maturities are as follows:

Twelve months ended December 31,
2007	$203,647
2008	104,586
2009	48,393

$356,626

Additionally, the company has the following short term notes payable as of December 31, 2006.

Dell Financial Services	$1,966
Wells Fargo Credit Card	42,342
Advanta Credit Card	6,488

Total	$50,796

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

Safe Harbor

The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Statements made in this Form 10-KSB that are not historical or current facts are "forward- looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT:

Independent Auditors Report - 2005 & 2006	F-1

FINANCIAL STATEMENTS:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS:	F-6 to F-16

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

As discussed in Note 15 to the financial statements accounts receivable were overstated and accounts payable and notes payable were understated resulting in overstatement in assets and understatement in previously reported liabilities as of December 31, 2006 which were restated during the current year.

/s/ Larry O'Donnell

Larry O'Donnell, CPA, P.C.
March 25, 2008

DATASCENSION, INC.
CONSOLIDATED BALANCE SHEET

	Restated	Audited
	Audited
	12/31/2006	12/31/2005
ASSETS
Current Assets:
Cash	$592,289	$275,287
Accounts receivable	2,405,759	2,254,078
Prepaid expenses	259,626	114,749
Construction in progress	-	-
Investment in Century Innovations	-	108,469
Total current assets	$3,257,674	$2,752,583

Property and Equipment, net of accumulated
depreciation	3,135,930	936,859

Other Assets:
Website assets, net of amortization	3,207	4,520
Deposits	41,749	20,249
Goodwill	1,692,782	1,692,782
Total other assets	1,737,738	1,717,551

Total Assets	$8,131,342	$5,406,993

LIABILITIES AND STOCKHOLDERS' EQUITY

	12/31/2006	12/31/2005
Current Liabilities:
Accounts payable	$259,655	$135,467
Accrued expenses	454,881	1,766,493
Notes payable, related party	-	9,000
Short term notes payable	356,625	200,000
Convertible debt	-	1,153,723
Derivative liability	-	1,003,106
Warrant Liability	-	278,502
Current portion of long-term notes payable	1,169,819	104,402
Total current liabilities	$2,240,980	$4,650,694

Long-Term Debt
Long-term notes payable, net of current portion	4,688,455	139,885
Total long-term debt	4,688,455	139,885

Total Liabilities	6,929,435	4,790,579

Stockholders' Equity:
Common stock:
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,031,547 and 17,482,221 shares issued, 22,935,714 and 17,386,388 outstanding at December 31, 2006 and December 31, 2005, respectively	23,032	161,100
Additional paid-in capital-common stock	13,150,159	11,563,045
Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 508,500 Series B shares issued and outstanding at December 31, 2005 and 2006	506	506
Additional paid-in capital-preferred Series B	481,994	481,994
Subscriptions receivable	-	(296,875)
Treasury stock, at cost; 95,833 at March 31, 2006	(134,388)	(134,388)
Accumulated deficit	(12,299,396)	(11,158,968)
Total stockholders' equity	1,221,908	616,414
Total Liabilities and Stockholders' Equity	$8,151,343	$5,406,993

See accompanying notes.

DATASCENSION INC.
CONSOLIDATED STATEMENT OF OPERATIONS
	Restated
	Audited	Audited
	For the year ended 12/31/2006	For the Year Ended 12/31/2005

Revenue	$14,780,706	$9,752,935

Cost of Goods Sold	10,742,634	7,633,641

Gross Profit	4,038,072	2,119,295

Expenses:
Selling, general and administrative	$2,824,507	$2,141,277
Stock based compensation	694,351	-
Depreciation and amortization	206,469	190,530
Total expenses	3,725,327	2,331,807

Operating Income	312,745	(212,512)

Other Income (Expense):
Interest income	-	610
Other expenses	(143,517)	-
Forgiveness of debt	(0)	2,962
Other income	-	6,446
Interest expense	(360,050)	(313,421)
Other Income (Expense) related to convertible	(776,473)	2,978,779
Interest income (expense) related to convertible	(173,132)	(641,065)
Total other income	(1,453,173)	2,034,311

Net Income (loss)	$(1,140,427)	$1,821,798

Basic weighted average number
of common shares outstanding	17,573,100	18,145,903

Diluted weighted average number
of common shares outstanding	49,581,030	40,965,903

Basic Net Income Per Share	$(0.06)	$0.10

Diluted Net Income Per Share	$(0.02)	$0.04

See accompanying notes.

DATASCENSION INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2006

	Common Stock Shares	ommon Stock Amount	CAdditional Paid-in Capital	Preferred Stock Shares Series B	Preferred Stock Series B	Preferred - B Add. Paid In Capital	Treasury Stock	Subscribed Stock	Non-Controlling Interest In Subsidiary	Income Deficit	Total Equity
Balance at December 31, 2004	16,257,290	$159,875	$11,029,295	505,900	$506	$481,994	$(134,388)	$(119,063)	$0	$(11,976,936)	$(558,717)

Stock issued for services	950,000	$950	474,050					$(475,000)
Settlement and Distribution of Nutek Oil										(1,003,831)	(1,003,831)
Settlement of subscribed stock								$114,063			114,063
Net Profit for Quarter Ended March 31, 2005	-	-	-	-	-	-	-	-	-	1,402,311	1,402,311

Settlement of subscribed stock								$(5,000)			(5,000)
Net Profit for Quarter Ended June 30, 2005	-	-	-	-	-	-	-	-	-	707,950	707,950

Settlement of subscribed stock								$10,000			10,000

Net Profit for Quarter Ended September 30, 2005	-	-	-	-	-	-	-	-	-	(377,925)	(377,925)

Settlement of subscribed stock								$178,125			178,125

Stock issued for services	300,000	$300	$59,700								60,000
Rounding error	(25,069)	$(25)									(25)
Net Profit for Quarter Ended December 31, 2005	-	-	-	-	-	-	-	-	-	89,462	89,462

Balance at December 31, 2005	17,482,221	$161,100	$11,563,045	505,900	$506	$481,994	$(134,388)	$(296,875)	$0	$(11,158,968)	$616,413

Stock cancelled	(400,000)	$(400)	$(199,600)					$200,000			-

Net Profit for Quarter Ended March 31, 2006	-	-	-	-	-	-	-	-		276,474	276,474

Stock Issued for Services - Kincer	500,000	$500	149,500								150,000
Stock Issued for Services - Harmon	150,000	$150	44,850								45,000
Stock Issued for Services - Jim Stock	100,000	$100	29,900								30,000
Stock Issued for Services - Sandelman	30,000	$30	8,970								9,000
Stock Issued for Services - Lieberman	30,000	$30	8,970								9,000
Stock Issued for Services - Sanders	25,000	$25	7,475								7,500

Warrants Issued to employees			398,587								398,587

Stock Issued for Cash	60,000	$60	$29,940								30,000

Stock Issued for interest expense	10,000	$10	2,990								3,000

Services rendered for stock								96,875			96,875

Net Profit for Quarter Ended June 30, 2006	-	-	-	-	-	-	-	-	-	(1,593,523)	(1,593,523)

Net Profit for Quarter Ended September 30, 2006	-	-	-	-	-	-	-	-	-	2,178,777	2,178,777

Warrants for December 2006 debt			198,130								198,130

Stock as interest	80,000	$80	29,520								29,600
Issued to Longview	4,964,326	$4,964	$734,265								739,229
Net Profit for Quarter Ended December 31, 2006	-	-	-	-	-	-	-	-	-	(1,094,055)	(1,094,055)

Balance at December 31, 2006	23,031,547	$166,649	$13,006,542	-	$506	$481,994	$(134,388)	$-	$0	$(11,391,295)	$2,130,008

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Restated
	Audited	Audited
	For the year ended	For the year ended
Cash Flows From Operating Activities:	12/31/2006	12/31/2005
Net income	$(1,140,427)	$1,821,798
Adjustments to reconcile net income to net
cash provided by operating activities:
Issued (canceled) for services and debt	1,517,791	60,000
Write off of century innovations	108,469	-
Noncash expenses associated with convertible debt	(308,413)	-
Change in warrant liability	(339,327)	(1,507,375)
Change in derivative liability	(633,868)	(1,405,072)
Depreciation and amortization	206,469	190,530
(Decrease) in asset held for sale	-	1,015,014
Distribution of asset held for sale	-	(1,003,831)
Increase in construction of progress	-	-
Forgiveness of debt	(592,186)	-
(Increase) Decrease in accounts receivable	(151,681)	(720,108)
Change in prepaid expenses	(144,877)	110,596
Increase in deposits	(21,500)	5,150
Decrease in accounts payable	89,188	(66)
Decrease in accrued expenses	(719,427)	375,613
Net cash used by operating activities	$(2,129,789)	$(1,057,750)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,404,229)	(485,119)
Net cash used by investing activities	(2,404,229)	(485,119)

Cash Flows From Financing Activities:
Increase (decrease) in notes payable	2,511,395	102,800
Increase (Decrease) in related party payable	(9,000)	(51,038)
Increase (Decrease) in convertible debt / notes payables	2,120,495	912,612
Increase (Decrease) in stock subscriptions	-	297,188
Issuance of warrants related to debt	198,130	-
Issuance of common stock	30,000	-
Net cash provided by financing activities	4,851,020	1,261,563

Net Increase in Cash	317,002	(281,307)

Balance, Beginning	275,286	556,593

Balance, Ending	$592,289	$275,286
	(0)	(1)
	(0)	(0)
Interest Paid	$60,558	$68,765
Taxes Paid	$-	$-

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

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Datascension, Inc. and Datascension International, Inc. All significant inter- company balances and transactions have been eliminated.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of December 31, 2006:

Equipment and machinery	$684,500
Office equipment	1,072,871
Leasehold improvements	9,959
Accumulated depreciation	(815,565)

$951,765

Licenses	$230,000
Websites	3,207
Accumulated amortization	(25,898)

$207,309

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

The Notes accrue interest at a rate of prime + 3% per annum. The Notes are due and payable in November 2007. The convertible note and warrant documents were filed in an 8-K by the Company on November 23, 2004. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on November 23, 2004. The $1,875,000 in proceeds from the financing transaction were originally allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $170,061 of remaining value to be allocated to the Note on the financial statements. The debt discount was being accreted using the effective interest method over the term of the note. As of December 31, 2006, the remaining unpaid balance of the Notes is $157,500 and there is $10,961 of accrued interest.

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

As of December 31, 2006, the remaining unpaid balance of this Note is $571,429 and there is $6,528 of accrued interest.

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

As of December 31, 2006, the remaining unpaid balance of this Note was $103,665 and there is $15,052 of accrued interest.

NOTE 5 - NOTES PAYABLE

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2006:

Note payable to a lender, monthly payments of $10,044 inclusive of 15.00% annual interest through June 2009,	224,062

Note payable to a lender, monthly payments of $4,849 inclusive of 15.00% annual interest through December 2007	73,524

Note payable to a vendor, monthly payments of $7,375 inclusive of 10.83% annual interest through December 2007	57,845

Note payable to a vendor, monthly payments of $1,194 inclusive of 10.83% annual interest through January 2007	1,194

Less current portion	356,626
(356,626)
$-

Principal maturities are as follows:

Twelve months ended December 31,
2007	$203,647
2008	104,586
2009	48,393

$356,626

Additionally, the company has the following short term notes payable as of December 31, 2006.

Dell Financial Services	$1,966
Wells Fargo Credit Card	42,342
Advanta Credit Card	6,488

Total	$50,796

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

Year Ended	December 31, 2006

Depreciation and amortization	$7,768
Net operating loss carry forward	6,365
Valuation allowance	(14,133)

$-

The components of the net deferred tax asset at December 31, 2006 under SFAS 109 are as follows:

Depreciation and amortization	$1,000,531
Net operating loss carryforward	(1,288,138)
Valuation allowance	287,607

$-

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

	Year Ended	Percent of
	December 31, 2005	Pretax Income

Expected	$14,133	34%
Valuation allowance	(14,133)	(34%)

Actual expense	$-	0%

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

NOTE 9 - CONTINGENCIES AND COMMITMENTS

Leases

The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2008.

At December 31, 2006, aggregate future minimum payments under these leases, are as follows:

Twelve months ended December 31,
2007	$105,773
2008	105,773
2009	-
Thereafter	-

Total minimum lease payments	$344,805

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

1,280,000 warrants were issued to the note holders of the December 2006 notes with a 5 year term and a $0.45 exercise price.

There were no other options granted or exercised by the directors and executive officers outstanding as of December 31, 2006.

The following is a schedule of the activity relating to the Company's stock options and warrants.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Weighted Avg.Shares (x 1,000)	Exercise Price	Weighted Avg.Shares (x 1,000)	Exercise Price
Options and warrants outstanding at beginning of year	4,910	$0.32	4,610	$0.30

Granted:
Options	3,250	$0.30	-	$-
Warrants	1,280	$0.45	300	$0.50
Exercised	-	$-	-	$-
Expired:
Warrants	(-)	$-	-	$-

Options and warrants outstanding and exercisable at end of period	9,440	$0.33	4,910	$0.32

Weighted average fair value of options and warrants granted during the year		$-		$-

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2005, all of which are exercisable.

Weighted Average Range of Number Exercise Prices	Remaining Outstanding	Weighted Average Contractual	Life Exercise Price

$ 0.30 - 0.50	9,440,000	4 years	$0.33

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

Case No. 32 103 00458 06

The case was settled on February 12, 2007 pursuant to the following terms: Mutual releases and payment by MEDirect Latino to Datascension as follows:

February 13, 2007 - $50,000
Each of March 13, 2007, April 13, 2007 and May 13, 2007: $18,666.67.

NOTE 15 - RESTATEMENT OF FINANCIALS

2006

The net loss for 2006 was originally $232,326, while the 2006 restated loss is reported as $1,140,427, an increase of $908,100. This is due to a decrease in interest income related to the convertible debt of $832,594, as well as an increase in other expenses of $35,000, and an increase in selling, general and administrative expenses of $40,507.

On the 2006 balance sheet, the restatement resulted in the increase in accounts payable $35,000, the increase in long term notes payable of $832,594, and a decrease in accounts receivable of $40,507.

The basic loss per share increased from the previously reported $0.01 per share to $0.06 per share for the year ended December 31, 2006, while the diluted loss per share increased from the previously reported $0.01 per share to $0.02 per share.

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

Robert Sandelman - Director

Mr. Sandelman has more than 30 years of marketing and advertising management experience in a variety of consumer product and service industries. He is considered to be one of the leading experts on foodservice market research and is widely quoted in major publications including The Wall Street Journal, Los Angeles Times, Orange County Register, USA Today, Nation's Restaurant News,Restaurants & Institutions, Chain Leader, Entrepreneur, Advertising Age, Adweek, Brandweek and American Demographics.

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

None of the Company's officers or directors, nor to the knowledge of the Company, any of the Company's control persons, has:

•  had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•  been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•  been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

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

SUMMARY COMPENSATION TABLE

LONG TERM COMPENSATION
ANNUAL COMPENSATION	AWARDS PAYOUTS

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS & COMMISSIONS	Restricted Stock Award(s)		SECURITIES UNDERLYING OPTIONS		ALL OTHER COMPENSATION		TOTAL
David Scott Kincer - CEO	2006	$266,269	16,965	150,000	(5)	306,605	(5)	7,175	(4)	$747,014
David Scott Kincer - CEO	2005	$196,468	15,000	0		0		36,001	(3)(4)
COO	2004	$150,000	5,824	100,000	(1)	540,000	(2)	968	(3)
Joseph Harmon - V.P.	2006	$133,827	169,686	45,000	(5)	91,982	(5)	6,824	(4)	$447,319
Joseph Harmon - V.P.*	2005	$85,746	0	0		0		201,630	(3)(4)
Secretary/V.P.	2004	76,500	6,048	50,000		135,000		178,708	(3)

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

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Lieberman	-	$9000	-	-	-	-	$9000
Robert Sandelman	-	$9000	-	-	-	-	$9000

(1) 30,000 shares of Common Stock issued on June __, 2007 to each director valued at $.30 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2006

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Staock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Sharres or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David Scott Kincer	1,040,000	-	2,000,000	$0.30	6/9/11	-	-	-	-
Joseph Harmon	285,000	-	600,000	$0.30	6/9/11	-	-	-	-

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

Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent Owned (2)
Common	David Scott Kincer	2,742,167	7.83%
Warrants	David Scott Kincer	1,040,000	2.97%
Common	Joseph Harmon	400,556	1.14%
Warrants	Joseph Harmon	285,000.81%
Common	Robert Sandelman	259,167.74%
Common	David Lieberman	30,000	0.09%
Common & Warrants	Officers and Directors as a group	4,756,890	13.58%
Common	Murray Conradie	1,363,628	3.89%
Warrants	Murray Conradie	540,000	1.54%
Common	Longview Fund, LP (3)	5,809,675	16.58%
Warrants	Longview Fund, LP (3)	7,695,311	21.96%
Common	Alpha Capital Anstalt (4)	1,126,044	3.21%
Warrants	Alpha Capital Anstalt (4)	2,257,654	6.44%

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

•  Included with this filing

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

(10) Previously filed as an Exhibit 99 to the Company’s 8-K filed on June 15, 2006

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

/s/ David Lieberman
David Lieberman Chief Acounting Officer

Date: March 28, 2008

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ D. Scott Kincer
David Scott Kincer President, Chairman and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ David Lieberman
David Lieberman Chief Acounting Officer

Date: March 28, 2008