Form 10QSB/A
period 2007-03-31
DATASCENSION INC
filed 2008-03-28
CIK 795824

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

N/A
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

DATASCENSION, INC.
CONSOLIDATED BALANCE SHEET

	Restated	Restated
	Unaudited	Audited

	3/31/2007	12/31/2006
ASSETS
Current Assets:
Cash	$357,729	$592,289
Accounts receivable	2,430,274	2,405,759
Prepaid expenses	426,094	259,626
Total current assets	$3,214,097	$3,257,674

Property and Equipment, net of accumulated depreciation	3,075,471	3,135,930

Other Assets:
Website assets, net of amortization	3,207	3,207
Deposits	41,749	41,749
Goodwill	1,692,782	1,692,782
Total other assets	1,737,738	1,737,738

Total Assets	$8,027,306	$8,131,342

LIABILITIES AND STOCKHOLDERS' EQUITY

	3/31/2007	12/31/2006
Current Liabilities:
Accounts payable	$316,586	$259,655
Accrued expenses	430,008	454,881
Short term notes payable	351,392	356,625
Current portion of long-term notes payable	1,143,750	1,169,819
Total current liabilities	$2,241,736	$2,240,980

Long-Term Debt
Long-term notes payable, net of current portion	4,790,439	4,668,455
Total long-term debt	4,790,439	4,668,455

Total Liabilities	7,032,175	6,909,435

Stockholders' Equity:
Common stock:
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,252,976, and 23,031,547 shares issued, 23,157,143 and 22,935,714 outstanding at March 31, 2007 and December 31, 2006, respectively	166,880	23,032
Additional paid-in capital-common stock	13,090,111	13,150,159
Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 508,500 Series B shares issued and outstanding at March 31, 2007 and December 31, 2006	506	506
Additional paid-in capital-preferred Series B	481,994	481,994
Treasury stock, at cost; 95,833 at March 31, 2007	(134,388)	(134,388)
Accumulated deficit	(12,609,972)	(12,299,396)
Total stockholders' equity	995,131	1,221,907
Total Liabilities and Stockholders' Equity	$8,027,306	$8,131,342

See accompanying notes.

DATASCENSION INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited	Unaudited
	For the	For the
	3 months ended	3 months ended
	3/31/2007	3/31/2006

Revenue	$4,753,872	$3,166,101

Cost of Goods Sold	4,294,182	2,402,324

Gross Profit	459,690	763,777

Expenses:
Selling, general and administrative	$545,053	$478,085
Depreciation and amortization	51,504	49,716
Total expenses	596,557	527,801

Operating Income	(136,867)	235,976

Other Income (Expense):
Interest expense	(173,709)	(83,537)
Other Income (Expense) related to convertible	-	279,288
Interest income (expense) related to convertible	-	(155,253)
Total other income	(173,709)	40,498

Net Income (loss)	$(310,576)	$276,474

Basic weighted average number of common shares outstanding	23,130,357	17,282,221

Diluted weighted average number of common shares outstanding	23,130,357	17,282,221

Basic Net Income (Loss) Per Share	$(0.01)	$0.02

Diluted Net Income (Loss) Per Share	$(0.01)	$0.02

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Unaudited	Unaudited
	For the 3 months	For the 3 months
Cash Flows From Operating Activities:	3/31/2007	3/31/2006
Net income (loss)	$(310,576)	$276,474
Adjustments to reconcile net income to net cash provided by operating activities:
Issued (canceled) for services and debt	23,800	-
Change in warrant liability	-	165,241
Change in derivative liability	-	(444,527)
Depreciation and amortization	51,504	49,716
(Increase) Decrease in accounts receivable	(24,515)	87,114
Change in prepaid expenses	(166,468)	16,016
Increase in deposits	-	3,500
Decrease in accounts payable	56,930	(79,356)
Decrease in accrued expenses	(24,873)	(289,599)
Net cash used by operating activities	$(394,197)	$(215,421)

Cash Flows From Investing Activities:
Purchase of property and equipment	8,955	(100,039)
Purchase of intangible assets	-	-
Net cash used by investing activities	$8,955	$(100,039)

Cash Flows From Financing Activities:
Increase (decrease) in notes payable	150,682	(69,413)
Increase (Decrease) in related party payable	-	(7,000)
Increase (Decrease) in convertible debt / notes payables	-	210,378
Net cash provided by financing activities	150,682	$133,965

Net Increase in Cash	(234,560)	(181,496)

Balance, Beginning	592,289	275,287

Balance, Ending	$357,729	$93,791

Interest Paid	$12,994	$11,229
Taxes Paid	$-	$-

Supplemental disclosure of non-cash transactions

Debt converted to equity	$60,000

See accompanying notes.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of March 31, 2007:

Equipment and machinery	$684,500
Office equipment	1,072,871
Leasehold improvements	1,989,980
Licenses	230,000
Accumulated depreciation	(901,922)
$3,075,429

NOTE 4 - NOTES PAYABLE

During the 3 months ended March 31, 2007, 171,429 shares of common stock were issued to settle $60,000 of the outstanding notes payable from the November 2004 financing.

The total notes outstanding as of March 31, 2007 are $6,250,911, plus accrued interest of $135,749, or $6,386,660. As of March 31, 2007, there still remains $452,473 of debt discount which is being accreted over the term of the notes.

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

NOTE 8 - RESTATED FINANCIALS [DAVID - NO CHANGE TO INCOME STATEMENT OR CASH FLOW? ALSO, PLS. PLUG IN NUMBERS - I DIDN’T SAVE THEM - adjust categories as needed]

2007

On the first quarter of 2007 balance sheet, the restatement resulted in the increase in an increase in accounts payable of $25,000, an increase in long term notes payable of $832,594, and a decrease in accounts receivable of $40,507.

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

Total general and administrative expenses increased to $545,053 for the three- months ended March 31, 2007 from $478,085 for the three-months ended March 31, 2006, a net increase of $66,968. The increase is due to largely to an increase in the amount of consultant services utilized as well as increased administrative personnel costs.

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

Significant Subsequent Events occurring after March 31, 2007: None.

Capital Resources and Liquidity

On March 31, 2007 DSEN had total assets of $8,027,306 compared to $5,169,190 on March 31, 2006, an increase of $2,858,116. The reason for the increase in assets is a result of the increase in accounts receivable and purchase of other assets. DSEN had a total stockholders' equity of $995,131 on March 31, 2007 compared to $892,888 on March 31, 2006, an increase in equity of $102,243 , which is in part due to the marked increase of assets over the past 12 months.

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

(b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datascension, Inc.

/s/ D. Scott Kincer
D. Scott Kincer President, Chairman and Director (Principal Executive Officer)

/s/ D. Scott Kincer
D. Scott Kincer (Principal Financial Officer)

Date: March 28, 2008

/s/ David Lieberman
David Lieberman Chief Accounting Officer

Date: March 28, 2008

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ D. Scott Kincer
D. Scott Kincer President, Chairman and Director (Principal Executive Officer)

/s/ D. Scott Kincer
D. Scott Kincer (Principal Financial Officer)

/s/ David Lieberman
David Lieberman Chief Accounting Officer

Date: March 28, 2008

Date: March 28, 2008