Form 10QSB/A
period 2007-06-30
DATASCENSION INC
filed 2008-03-28
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-29087

Datascension, Inc.
(Name of small business issuer in its charter)

Nevada	87-0374623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 S. State College Blvd, Suite 350, Brea, CA	92821
(Address of principal executive offices)	(Zip Code)

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

Transitional Small Business Disclosure Format (check one): Yes☐ No ☒

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

DATASCENSION, INC.
CONSOLIDATED BALANCE SHEET

	6/30/2007	12/31/2006
ASSETS	Unaudited	Audited
Current Assets:
Cash	$300,815	$592,289
Accounts receivable	3,187,153	2,405,759
Prepaid expenses	664,811	259,626
Total current assets	$4,152,779	$3,257,674

Property and Equipment, net of accumulated depreciation	3,062,773	3,135,930

Other Assets:
Website assets, net of amortization	3,207	3,207
Deposits	16,749	41,749
Goodwill	1,692,782	1,692,782
Total other assets	1,712,738	1,737,738

Total Assets	$8,928,290	$8,131,342

LIABILITIES AND STOCKHOLDERS' EQUITY

	6/30/2007	12/31/2006
Current Liabilities:
Accounts payable	$361,619	$259,655
Accrued expenses	433,151	454,881
Short term notes payable	541,239	356,625
Current portion of long-term notes payable	1,467,209	1,169,819
Total current liabilities	$2,803,218	$2,240,980

Long-Term Debt
Long-term notes payable, net of current portion	1,842,718	4,668,455
Total long-term debt	1,842,718	4,668,455

Total Liabilities	4,645,936	6,909,435

Stockholders' Equity:
Common stock:
Common stock, $0.001 par value, 200,000,000 shares authorized; 32,664,562, and 23,031,547 shares issued, 32568,729 and 22,935,714 outstanding at June 30, 2007 and December 31, 2006, respectively	32,664	23,032
Additional paid-in capital-common stock	16,191,892	13,150,159
Preferred stock Series B:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 508,500 Series B shares issued and outstanding at June 30, 2007 and December 31, 2006	506	506
Additional paid-in capital-preferred Series B	481,994	481,994
Treasury stock, at cost; 95,833 at June 30, 2007	(134,388)	(134,388)
Accumulated deficit	(12,290,314)	(12,299,396)
Total stockholders' equity	4,282,354	1,221,907
Total Liabilities and Stockholders' Equity	$8,928,290	$8,131,342

See accompanying notes.

DATASCENSION INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the	For the	For the	For the
	3 months ended	3 months ended	6 months ended	6 months ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006

Revenue	$4,888,821	$3,443,896	$9,642,694	$6,609,997

Cost of Goods Sold	3,605,947	2,635,880	7,900,129	5,038,204

Gross Profit	1,282,874	808,016	1,742,565	1,571,793

Expenses:
Selling, general and administrative	$570,602	$747,199	$1,115,655	$1,225,284
Stock based compensation	-	694,351	-	694,351
Depreciation and amortization	51,617	59,130	103,121	108,846
Total expenses	622,219	1,500,680	1,218,776	2,028,481

Operating Income	660,655	(692,665)	523,788	(456,689)

Other Income (Expense):
Other expenses	-	(108,517)	-	(108,517)
Other income	-	4,603	-	4,603
Interest expense	(340,998)	(67,413)	(514,707)	(150,950)
Other Income (Expense) related to convertible	-	(504,106)	-	(224,818)
Interest income (expense) related to convertible	-	(225,425)	-	(380,678)
Total other income	(340,998)	(900,858)	(514,707)	(860,360)
Net Income (loss)	$319,657	$(1,593,523)	$9,081	$(1,317,049)

Basic weighted average number
of common shares outstanding	24,829,907	17,383,888	23,558,280	17,299,721

Diluted weighted average number
of common shares outstanding	32,269,739	17,383,888	42,346,042	17,299,721

Basic Net Income (Loss) Per Share	$0.01	$(0.09)	$0.00	$(0.08)

Diluted Net Income (Loss) Per Share	$0.01	$(0.09)	$0.00	$(0.08)

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the 6 months	For the 6 months ended
	6/30/2007	6/30/2006
Cash Flows From Operating Activities:	Unaudited	Unaudited
Net income (loss)	$9,081	$(1,317,049)
Adjustments to reconcile net income to net
cash provided by operating activities:
Issued (canceled) for services and debt	23,800	748,962
Write off of century innovations	-	108,469
Noncash expenses associated with convertible debt	-	1,430,054
Change in warrant liability	-	165,241
Change in derivative liability	-	(444,527)
Depreciation and amortization	103,121	108,846
Increase in construction of progress	-	(252,800)
(Increase) Decrease in accounts receivable	(781,394)	(255,025)
Change in prepaid expenses	(405,185)	(207,878)
Increase in deposits	25,000	(21,500)
Decrease in accounts payable	101,964	96,143
Decrease in accrued interest and expenses	261,421	6,467
Net cash used by operating activities	$(662,192)	$165,403

Cash Flows From Investing Activities:
Purchase of property and equipment	(29,964)	(234,701)
Net cash used by investing activities	$(29,964)	(234,701)

Cash Flows From Financing Activities:
Increase (decrease) in notes payable	400,682	(223,076)
Increase (Decrease) in related party payable	-	(7,000)
Increase (Decrease) in convertible debt / notes payables	-	1,648,412
Issuance of common stock	-	30,000
Net cash provided by financing activities	400,682	1,448,336

Net Increase in Cash	(291,474)	1,379,038

Balance, Beginning	592,289	275,287

Balance, Ending	$300,814	$1,654,325

Interest Paid	$23,898	$23,289
Taxes Paid	$-	$-

Supplemental disclosure of non-cash transactions

Debt converted to equity	$3,027,565

See accompanying notes.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of June 30, 2007:

Equipment and machinery	$732,261
Office equipment	1,072,871
Leasehold improvements	1,989,980
Licenses	230,000
Accumulated depreciation	(962,381)

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

The total notes outstanding as of June 30, 2007 are $3,938,411, plus accrued interest of $99,708 for a total of $4,038,119. As of June 30, 2007, there still remains $478,192 of debt discount which is being accreted over the term of the notes.

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

NOTE 8 - RESTATEMENT OF FINANCIALS

On the second quarter of 2007 balance sheet, the restatement resulted in the increase in an increase in accounts payable of $25,000, an increase in long term notes payable of $832,594, and a decrease in accounts receivable of $40,507.

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

Total general and administrative expenses decreased to $1,115,655 for the six- months ended June 30, 2007 from $1,225,284 for the six-months ended June 30, 2006, a net decrease of $109,629. The decrease is due to largely to a consolidation of operations in Central America and reduction in operating costs.

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

Datascension generated net income of $9,081 for the six-months ended June 30, 2007, versus net loss of $1,317,049 for the same period in 2006. The increase in net income of $1,326,130 is primarily a result of increased revenue and lack of stock based compensation in the first six months of 2007. For the six- months ended June 30, 2007, DSEN increased its working capital position by a net amount of $1,061,795 from $1,092,202 as of December 31, 2006 to $2,153,997 as of June 30, 2007. This is mainly due to an increase in accounts receivable of $781,394 and an increase in prepaid expenses of $405,185.

Significant Subsequent Events occurring after June 30, 2007: None.

Capital Resources and Liquidity

On June 30, 2007 DSEN had total assets of $8,928,290 compared to $7,540,620 on June 30, 2006, an increase of $1,387,670. The reason for the increase in assets is a result of the increase in accounts receivable and prepaid expenses. DSEN had a total stockholders' equity of $4,282,354 on June 30, 2007 compared to $ 78,238 on June 30, 2006, an increase in equity of $4,204,116, which is in part due to the marked increase of assets over the past 12 months and conversion of indebtedness into common stock, which drove marked increases in paid in capital.

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