Form 10KSB
period 2007-12-31
DATASCENSION INC
filed 2008-04-15
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-29087

DATASCENSION, INC.
(Name of small business issuer in its charter)

Nevada	87-0374623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

407 W. Imperial Highway, Suite H314 Brea, CA	92821
(Address of principal executive offices)	(Zip Code)

888-996-9238
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer had revenues of $20,260,054 for the fiscal year ended December 31, 2007. Based on the average of the closing bid and ask prices of the issuer's common stock on December 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $4,960,819.

As of December 31, 2007, the issuer had 35,775,972 shares of common stock outstanding.

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

(A) Principal Address.

DSEN's mailing address is: 407 W. Imperial Highway, Suite H314, Brea, CA 92821, phone number: 888-996-9238. The Company websites can be found at www.datascension.com.

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

1) Principal Products, Services and Principal Markets.

Services

Telephone Interviewing (CATI or Paper) Currently, Datascension's CATI telephone facility employs approximately 1500 part- and full-time telephone interviewers, many of whom are bilingual in Spanish and English. Datascension and other leading research agencies have found that streamlining their systems with integrated CATI and automatic dialing capabilities have resulted in quicker turnaround, lower costs and increased field capacity for phone research projects.

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

Major Clients

During the year ended December 31, 2007, the Company had five major clients, Ipsos-Reid (21.2%), Orbis (10.6%), Synovate (8.3%), GFK (7.7%) and Sandelman & Associates (7.6%). Management believes the loss of one of these key clients would materially affect the operations of the company in the short term. Sandelman & Associates is a related party.

All of the revenue generated is from our Datascension International subsidiary, with about 93% of the revenue from the telephone interviewing and customer service with approximately 7% coming from the data services and programming division. Customers are located through referrals from existing customers and from leads generated by our sales staff.

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

2) Employees/Contract workers

DSEN currently has both employees and contracted help. The employees are located domestically, and the contract workers are located internationally, with no domestic contract workers. In total we have approximately 1500 individuals working for DSEN, of which three (3) are Officers of DSEN as of December 31, 2007. Of the 1500 employees, 160 are full-time (including the 3 officers). As DSEN continues to grow and offer additional services and retain additional clients, it will need to add both full-time and part-time employees/contract Workers.

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

We may enter into written agreements with one or more clients for our services. We seek to sign multi-year contracts with our clients, but many of our contracts permit our clients to terminate the contracts upon short notice. The volume and type of services we perform for specific clients may vary from year to year, particularly since in many cases we are not the exclusive provider of outsourcing services to our clients. A client in one year may not provide the same level of revenues in a subsequent year. Many of our clients may terminate their contracts with us before their expiration with no penalties or limited penalties.

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

Due to our limited operating history, especially in Costa Rica, where we consolidated much of our market research operations in 2002, our business and future prospects are difficult to evaluate. You should consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	attract and retain clients;

•	attract and retain key personnel and customer management professionals;

•	generate sufficient revenues and manage costs to maintain profitability;

•	manage growth in our operations; and

•	maintain access additional capital when required and on reasonable terms.

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

The loss of the services of Scott Kincer, our Chief Executive Officer, David Lieberman, our Chief Financial Officer or Joseph Harmon, our Chief Operating Officer, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals.

11. Our facilities are at risk of damage by earthquakes and other natural disasters.

We currently rely on the availability and condition of our Costa Rican facilities to provide service and support to our clients. These facilities are located in a region that is susceptible to earthquakes and other natural disasters, which may increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our provision of outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to repair or replace damaged equipment or facilities. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future. Prolonged disruption of our services as a result of natural disasters may entitle our clients to terminate their contracts with us.

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

We derived approximately 40.1% of our total net revenues from three clients in fiscal 2007. If we were to lose, or if there were a material reduction in business from, these clients or our other significant clients, our net revenues might decline substantially.

Our ten largest clients accounted for approximately $15.7 million, or approximately 77.4%, of our total net revenues for the year ended December 31, 2007. If we lose business from any of our top ten clients, our net revenues may decline substantially.

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

17. Our ability to raise capital in the future, if and when needed, may be limited, and could prevent us from executing our business strategy. The sale of additional equity securities would result in further dilution to our stockholders.

We believe that our existing cash and cash equivalents will be sufficient to support our anticipated cash needs through 2008. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

Risks Relating to our Stock and Financing Arrangements:

1. The overhang effect from the resale of the selling shareholders securities on the market could result in lower stock prices when converted Overhang can translate into a potential decrease in DSEN's market price per share. If the share volume cannot absorb the sale of these shares, DSEN's market price per share will likely decrease. As the market price decreases, each subsequent conversion will require a larger quantity of shares.

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

5. DSEN's absence of dividends or the ability to pay them places a limitation on any investor’s return.

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

7. We have entered into a senior secured credit arrangement which, if in default, could cause the lender to foreclose on our assets.

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

Accordingly, if we were to default under this arrangement, Comerica would be able to foreclose on all of our assets as well as the stock of our subsidiary, possibly leaving us with no operating business or assets.

ITEM 2. DESCRIPTION OF PROPERTY.

The principal office OF 5,102 square feet of office space at 145 State College Blvd., Ste. 350,  Brea California 92821 with aggregate monthly rent of approximately $8,724 was sub-leased in July, 2007. Combined rent recorded during 2007 and 2006 respectively was $54,030 and $107,193.

Rent at the old facility recorded during 2006 was $197,276. The address of the new Costa Rica facility is: Datascension Mall San Pedro, Quatro Piso, antiguo Planet Mall, San Pedro, San Jose, Costa Rica, where the Company leases approximately 120,000 square feet. The details on the leases, which are all cancellable on 90 days prior notice, comprising the new Costa Rica facility (described below) are as follows:

Floor	Under Name	Monthly Amount	Starting date	Ending Date
Rent 4th floor and VIP Offices	Marcas La Union S.A.	$33,475	1-Nov-06	30-Oct-2011
Rent 3th Floor	Arrendamientos Capitulo Zeta	$2,685	15-Mar-08	15-Mar-2011
Rent 7th Floor	Campos de Amaranto S.A	$2,961	1-Mar-07	30-Oct-2011
Rent 7th Floor	Plaza Central Zafiro S.A	$2,961	1-Mar-07	30-Oct-2011
Rent Ciber City	Arrendadora Coturno S.A	$7,490	15-May-06	15-May-2013
Rent Planet Mall	Increible Universo M.O.S.A	$19,260	1-May-06	1-May-2013
		$68,832

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

The case was settled on February 12, 2007 pursuant to the following terms: Mutual releases and payment by MEDirect Latino to Datascension as follows:

February 13, 2007 - $50,000 Each of March 13, 2007, April 13, 2007 and May 13, 2007: $18,666.67. DSEN has received all payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The DSEN's Common Stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "DSEN". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split. As of December 31, 2007, DSEN had approximately 1202 shareholders of record.

Period	High	Low
Calendar Year 2006
March 31, 2006	0.42	0.24
June 30, 2006	0.65	0.27
September 30, 2006	0.34	0.20
December 31, 2006	0.44	0.22

Calendar Year 2007

March 31, 2007	0.65	0.36
June 30, 2007	0.85	0.35
September 30, 2007	0.90	0.45
December 31, 2007	0.69	0.26

* All prices have been adjusted to reflect the 10 to one reverse split.

These quotations do not necessarily reflect actual transactions, retail mark-ups, mark-downs or commissions. The transactions include inter-dealer transactions.

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

As of December 31, 2007, DSEN had 35,775,972 shares of its $.001 par value common voting stock issued and outstanding which are held by 1202 shareholders of record. As of December 31, 2007, there were 1,307,353 shares of Series B Preferred Stock outstanding. Dividends DSEN has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans No securities were issued under an equity compensation plan in 2007.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

50,000 shares were issued to a consultant as compensation, valued at $19,000

10,000 shares were issued to a lender in connection with a loan made, these shares were valued at $0.48 the date of the note, or $4,800.

171,429 shares of common stock were issued to settle $60,000 of debt.

6,559,919 shares were issued to settle $2,055,065 of principal and interest on the convertible notes. An additional 2,841,667 shares were issued to satisfy outstanding warrants, with the settlement of $912,500 of debt.

3,111,410 shares were issued to satisfy outstanding warrants as part of the Convertible Note Agreement. No funds were received.

100,000 Warrants were issued to Robert Sandelman, a director and 100,000 Warrants were issued to David Lieberman, a director , with a five year term and a $0.30 exercise price.

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

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

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

Since November 2004, the company had entered into multiple financing arrangements. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes be debt be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of December 31, 2007 (See "Accounts Payable and Accrued Liabilities" under the heading "Liquidity and Capital Resources").

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

The Registrant's capital resources are comprised primarily of private investors, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's access to capital is always dependent upon general financial market conditions. The Registrant's capital resources are not anticipated to change materially in 2008.

DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital in that it has a receivable line of credit for up to $2,000,000 with Comerica Bank.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the calendar year, ended December 31, 2007, the Company generated $20,260,054 in revenues and generated a gross profit of $2,479,993 for the same period. This compares to $14,780,706 in revenues and a gross profit of $4,038,072 for the calendar year ended December 31, 2006. For the calendar year ended December 31, 2007, the Company has decreased its working capital position by $2,462,749 from a positive $1,016,694 as of December 31, 2006 to a negative $1,446,055 as of December 31, 2007.

Analysis of the calendar year ended December 31, 2007 compared to the calendar year ended December 31, 2006.

The Company had a net loss of $907,311 for the calendar year ended December 31, 2007 compared to a net loss of $1,140,427 for the calendar year ended December 31, 2006, a decrease in net loss of $233,116. The decrease in net loss was attributable to the increase in revenue from the net effect of a decrease in operating income of $220,423 and a decrease in other income(loss) of $453,539. The decrease in other income was mainly attributable to non recurring, non cash expenses related to the accounting for the company's convertible debentures.

Total expenses decreased to $2,387,671 for the calendar year ended December 31, 2007 from $3,725,327 for the calendar year ended December 31, 2006, a decrease of $1,337,656. The decrease in expenses related mainly to a decrease in selling, general and administrative expense of $656,147 as well as no incurrence in stock based compensation in 2007 as opposed to an incurrence in stock based compensation of $694,351 in 2006.

Depreciation expense for the calendar year ended December 31, 2007 was $215,311 compared to $206,469 for the calendar year ended December 31, 2006, an increase of $8,842.

Interest expense for the calendar year ended December 31, 2007 was $1,006,815 compared to $360,050 for the calendar year ended December 31, 2006 an increase of $646,765 which was a result of the increase in high interest accruing debt on the books in 2007 as compared to 2006.

Liquidity and Capital Resources

Liquidity

For the calendar year ended December 31, 2007, the Company has decreased its working capital position by $2,462,749 from a positive $1,016,694 as of December 31, 2006 to a negative $1,446,055 as of December 31, 2007 as a result of the decrease in liabilities related to accrued liabilities, convertible debt, derivatives and warrants and an increase in cash, accounts receivable and prepaid expense assets.

Management believes that its revenues from operations and collections on accounts receivable will meet its minimum general and administrative cost requirements and provide the basic liquidity DSEN needs to operate at current levels over the next twelve months. The short term source of liquidity is from operations. Any long term needs that are above and beyond what is derived from operations would come from outside sources. The long term needs and possible sources of funds are not identified at this time. If required, DSEN could stop growing and hold operations at the current level without any need for additional funding. However, additional funding will be required to execute its business plan of expanding the Costa Rica operations in order to expand the inbound call center initiative above what was accomplished in 2007 in terms of utilizing capacity at its new facility. The balance of the funding required to execute DSEN's planning will need to be obtained from other sources such as debt or the sale of additional equity.

The call center initiative is as follows: we currently utilize the majority of our interviewing stations for no more than six hours per day. The majority of those six hour shifts are during the early afternoon/evening. We are pursuing day time work.

On December 31, 2007 DSEN had total assets of $9,563,879 compared to $8,131,342 on December 31, 2006, an increase of $1,432,537. The reason for the increase in assets is a result of the decrease in cash of $545,359, an increase in receivables of $666,005, an increase in receivable due from related party of $1,530,124, a decrease in prepaid expenses of $202,960, with a corresponding increase in net property and equipment of $10,858 and a decrease in total other assets of $26,131. DSEN had a total stockholders' equity of $ 3,365,963 on December 31, 2007 compared to $1,221,907 on December 31, 2006, an increase in equity of $2,144,056.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price. On December 31, 2007 DSEN had Property and Equipment of $3,146,788 compared to $3,135,930 on December 31, 2006, or an increase of $10,858.

The fixed and ongoing expenses of Datascension (not including amounts due to Longview Fund and Comerica Bank) are as follows:

Accounts Payable and Accrued Liabilities

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2007:

Note payable to a lender, monthly payments of $10,044 inclusive of 15.00% annual interest through May 2009. At December 31, 2007 the balance due was $152,979

Note payable to a lender, monthly payments of $4,849 inclusive of 15.00% annual interest through December 2007. At December 31, 2007 the balance due was $4,789.

Note payable to a lender, monthly payments of $2,424 inclusive of 15.00% annual interest through March 2009. At December 31, 2007 the balance due was $32,972

Total Notes Payable	$190,740
Less current portion	(144,763)
Long-term portion of Notes Payable	$45,977

Principal maturities are as follows:

Twelve months ended December 31,
2008	$147,133
2009	43,607
$190,740

Additionally, the company has the following short term notes payable as of December 31, 2007.

Wells Fargo Bank	$35,499

Capital Resources

The Registrant's capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of Datascension's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. Datascension's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations.

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

Inflation

The Company's results of operations have not been affected by inflation; however,  management does expect inflation may have a material impact on its operations in the future.

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

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT:

Independent Auditors Report - 2006 & 2007	F-1

FINANCIAL STATEMENTS:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS:	F-6 to F-16

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Datascension, Inc.
Brea, California

I have audited the accompanying balance sheets of Datascension, Inc., as of December 31, 2007 and 2006, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datascension, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry O'Donnell

Larry O'Donnell, CPA, P.C.
April 14, 2008

DATASCENSION, INC.
CONSOLIDATED BALANCE SHEET

DATASCENSION, INC.
BALANCE SHEET
AT DECEMBER 31, 2007

	12/31/2007	12/31/2006
	AUDITED	RESTATED AUDITED
ASSETS
Current assets:
Cash	$46,930	$592,289
Accounts receivable	3,071,764	2,405,759
Receivable due from related party	1,530,124	-
Prepaid expenses	56,666	259,626
Total current assets	4,705,484	3,257,674

Property and equipment, net of accumulated depreciation	3,146,788	3,135,930

Other assets:
Website, net of amortization	3,207	3,207
Deposits	15,618	41,749
Goodwill	1,692,782	1,692,782
Total other assets	1,711,607	1,737,738

Total assets	$9,563,879	$8,131,342

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$316,333	$259,655
Accrued expenses	491,603	454,881
Short term notes payable	35,499	356,625
Loan payable to Comerica Bank	1,727,688	-
Current portion of long term debt	3,580,816	1,169,819
Total current liabilities	6,151,939	2,240,980

Long term debt
Long term debt notes payable, net of current portion	45,977	4,688,455
Total long-term debt	45,977	4,688,455

Total liabilities	6,197,916	6,929,435

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 35,775,972 and 23,031,547 shares issued and outstanding at December 31, 2007 and December 31, 2006 Respectively	35,776	23,032
Additional paid-in capital-common stock	16,188,782	13,150,159
Preferred stock Series B	506	506
Additional paid-in capital- preferred Series B	481,994	481,994
Treasury stock, at cost, 95,833 shares	(134,388)	(134,388)
Accumulated deficit	(13,206,707)	(12,299,396)
Total stockholders' equity	3,365,963	1,221,907

Total liabilities and stockholders' equity	$9,563,879	$8,151,342

See accompanying notes.

DATASCENSION INC.
CONSOLIDATED STATEMENT OF OPERATIONS

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year	For the year
	ended	ended
	12/31/2007	12/31/2006
	Audited	Restated Audited

Revenue	$20,260,054	$14,780,706

Cost of goods sold	17,780,061	10,742,634

Gross profit	2,479,993	4,038,072

Expenses:
Selling, general and administrative	2,172,360	2,824,507
Stock based compensation	-	694,351
Depreciation and amortization	215,311	206,469
Total expenses	2,387,671	3,725,327

Operating income	92,322	312,745

Other income (expense):
Other expenses	-	(143,517)
Other income	7,182	-
Interest expense	(1,006,815)	(360,050)
Other income (expense) related to convertible	-	(776,473)
Interest income (expense) related to convertible	-	(173,132)
Total other income (expense)	(999,633)	(1,453,172)

Net income (loss)	$(907,311)	$(1,140,427)

Basic weighted average number of common
shares outstanding	29,455,007	17,573,100

Diluted weighted average number of common	29,455,007
shares outstanding		17,573,100

Basic net income (loss) per share	$(0.06)	$(0.06)

Diluted net income (loss) per share	$(0.06)	$(0.06)

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

DATASCENSION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2007

				PREFERRED		PREFERRED -B			NON-CONTROLING
	COMMON STOCK	COMMON STOCK	ADDITIONAL PAID-IN	STOCK SHARES	PREFERRED STOCK	ADD PAID IN	TREASURY	SUBSCRIBED	INTEREST IN	INCOME	TOTAL
	SHARES	AMOUNT	CAPITAL	SERIES B	SERIES B	CAPITAL	STOCK	STOCK	SUBSIDIARY	(DEFICIT)	EQUITY
BALANCE AT DECEMBER 31, 2006	23,031,547	$23,032	$13,150,159	-	$506	$481,994	$(134,388)	$-	$-	$(12,299,396)	$1,221,907

Net loss for quarter Ended March 31, 2007										(310,576)	(310,576)

Stock issued for services	50,000	50	18,550								18,600

Stock issued in connection with loan	10,000	10	4,790								4,800

Stock issued in settlement of debt	171,429	171	59,829								60,000

Net income for quarter Ended June 30, 2007										319,657	319,657

Stock issued in settlement of debt and interest	9,401,586	9,402	2,958,568								2,967,970

Net loss for quarter Ended September 30, 2007										(419,009)	(419,009)

Net loss for quarter Ended December 31, 2007										(497,383)	(497,383)

Warrants exercised	3,111,410	3,111	(3,114)								(3)

BALANCE AT DECEMBER 31, 2007	35,775,972	35,776	16,188,782	-	506	481,994	(134,388)	-	-	(13,206,707)	3,365,963

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	12/31/2007	12/31/2006
	Audited	Restated Audited
Cash flows (used in) operating activities:
Net income (loss)	$(907,311)	$(1,140,427)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Issued (canceled) for services and debt	(432,338)	1,517,791
Write off of Century Innovations	-	108,469
Noncash expenses associated with convertible debt		(308,413)
Change in warrant liability	-	(339,327)
Change in derivative liability	-	(633,868)
Depreciation and amortization	215,311	206,469
Forgiveness of debt	-	(592,186)
(Increase) decrease in accounts receivable	(666,005)	(151,681)
(Increase) decrease in related party receivable	(1,530,124)	-
(Increase) decrease in prepaid expenses	202,960	(144,877)
(Increase) decrease in deposits	26,131	(21,500)
Increase (decrease) in accounts payable	56,678	89,188
Increase (decrease) in accrued expenses	36,722	(719,427)
Net cash used by operating activities	(2,997,976)	(2,129,789)

Cash flows (used in) investing activities:
Purchase of property and equipment	226,169	(2,404,229)
Net cash used by investing activities	226,169	(2,404,229)

Cash flows from financing activities:
Increase (decrease) in notes payable	(321,126)	2,511,395
Increase (decrease) in loan payable to Comerica Bank	1,727,688	-
Increase (decrease) in related party payable	-	(9,000)
Increase (decrease) in convertible debt	(2,231,481)	2,120,495
Issuance of warrant related to debt	-	198,130
Issuance of common stock	3,051,367	30,000
Net cash provided by financing activities	2,226,448	4,851,020

Net increase (decrease) in cash	(545,359)	317,002

Balance - beginning	592,289	275,287
Balance - ending	$46,930	$592,289

Interest paid	$184,314	$60,558
Taxes paid	-	$-

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at December 31, 2007, and for all periods presented not misleading have been made.

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

Comprehensive Income

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the year ended December 31, 2007.

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

Advertising

Advertising costs are expensed when incurred. Advertising for the year ended December 31, 2007 amounted to $9,000.

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

During the year ended December 31, 2007, the Company had three major clients, Ipsos-Reid (21.2%), Orbis (10.6%), and Synovate (8.3%). Management believes the loss of one of these key clients would materially affect the operations of the company in the short term.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 becAme effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of December 31, 2007:

Equipment and machinery	$922,889
Office equipment	1,072,913
Leasehold improvements	2,004,285
Software License	230,000
4,230,087
Less: Accumulated depreciation &
Amortization	(1,083,299)
$3,146,788

NOTE 4 - NOTES PAYABLE

Since November 2004, the company had entered into several different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes be debt be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of December 31, 2007.

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

In 2007, 6,559,919 shares were issued to settle $2,055,065 of principal and interest on the convertible notes. An additional 2,841,667 shares were issued to satisfy outstanding warrants.

As of December 31, 2007, the unpaid note principal amount due is $157,500, and there is accrued and unpaid interest of $32,255.

NOTES PAYABLE - $2,274,288, JUNE 2006

In June 2006, the Company issued $2,274,288 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 4,865,311 shares of common stock at a per share purchase price of $0.40 per share.

The Notes accrue interest at a rate of prime + 3% per annum. The Notes are due and payable in June 2008. After a thorough review of the terms of the note and respective covenants, the company has determined the more conservative method of including the entire debt as a current liability on the balance sheet. The convertible note and warrant documents were filed in an 8-K by the Company on June 16, 2006. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on June 16, 2006. The $1,702,859 in proceeds from the financing transaction were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $318,796 of remaining value to be allocated to the Note on the financial statements. The debt discount was being accreted using the effective interest method over the term of the note.

In December, 2007, accrued interest of $25,753 was added to one of the notes increasing the principal amount of the note to $1,728,612.

As of December 31, 2007, both notes are unpaid and there is $161,424 of accrued interest.

NOTES PAYABLE - $2,065,458, DECEMBER 2006

In December 2006, the Company issued $2,065,458 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 1,280,000 warrants were issued to the note holders of the December 2006 notes with a 5 year term and a $0.45 exercise price. In 2007, the note holder converted some debt and interest into shares of stock along with the exercise of the warrants which were attached to the note.

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

In December, 2007 accrued interest of $40,685 was added to the note increasing the amount of the note at December 31, 2007 to $1,193,643.

There is $5,307 of accrued interest outstanding at December 31, 2007.

In December, 2007, the Company issued a Secured Promissory Note in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.

At December 31, 2007, this note is unpaid and there is $19,682 of accrued interest.

NOTE 5 - NOTES PAYABLE

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at December 31, 2007:

Note payable to a lender, monthly payments of $10,044 inclusive of 15.00% annual interest through May 2009. At December 31, 2007 the balance due was $152,979.

Note payable to a lender, monthly payments of $4,849 inclusive of 15.00% annual interest through December 2007. At December 31, 2007 the balance due was $4,789.

Note payable to a lender, monthly payments of $2,424 inclusive of 15.00% annual interest through March, 2009. At December 31, 2007 the balance due was $32,972

Total Notes Payable	$190,740
Less current portion	(144,769)
Long-Term portion of Notes Payable	$45,977

Principal maturities are as follows:

Twelve months ended December 31, 2008	$147,133
Twelve months ended December 31, 2009	43,607
$190,740

Additionally, the company has the following short term notes payable as of December 31, 2007.

Wells Fargo Bank	$35,499

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

Year Ended	December 31, 2007

Depreciation and amortization	$7,768
Net operating loss carry forward	6,365
Valuation allowance	(14,133)

$-

The components of the net deferred tax asset at December 31, 2007 under SFAS 109 are as follows:

Depreciation and amortization	$1,000,531
Net operating loss carryforward	(2,195,449)
Valuation allowance	287,607
$-

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

	Year Ended December 31,	Percent of Pretax
	2006	Income

Expected	$14,133	34%
Valuation allowance	(14,133)	(34%)

Actual expense	$-	0%

NOTE 7 - COSTA RICA OPERATIONS - RELATED PARTY TRANSACTION

The Company has a receivable due from Datascension, S.A. in the amount of $1,530,124, which is prepayment for various operating expenses. Datascension S.A. is controlled by Scott Kincer but will be merged into Datascension, Inc. during 2008.

NOTE 8 - STOCKHOLDERS' EQUITY

The company issued shares of common stock for services during the 12 months ended December 31, 2007.

50,000 shares were issued to a consultant as compensation, valued at $60,000.

10,000 shares were issued to a lender in connection with a loan made, these shares were valued at $o.48 the date of the note, or $4,800.

171,429 shares of common stock were issued to settle $60,000 of debt.

6,559,919 shares were issued to settle $2,055,065 of principal and interest on the convertible notes. An additional 2,841,667 shares were issued to satisfy outstanding warrants with the settlement of $912,500 of debt.

3,111,410 shares were issued to satisfy outstanding warrants as part of the Convertible Note Agreement. No funds were received.

100,000 Warrants were issued to Robert Sandelman, a director and 100,000 Warrants were issued to David Lieberman, a director with a five year term and a $0.30 exercise price.

There were no other issuances of stock or options other than those mentioned above and in Note 4.

NOTE 9 - CONTINGENCIES AND COMMITMENTS

Leases

The Company is committed under several non-cancelable lease agreements for office space with various termination dates through 2013.

At December 31, 2007, aggregate future minimum payments under these leases, are as follows:

Twelve months ended December 31,
2008	$825,984
2009	825,984
2010	825,984

Total minimum lease payments through 2010	$2,477,952

NOTE 10 - RELATED PARTY TRANSACTIONS

One of the company's directors, Robert Sandelman, is a principal shareholder in Sandelman & Associates which accounted for approximately 7.6% of sales during the year ended 2007. The fees paid by Sandelman & Associates are at arm's length and comparable to those paid by the other clients of the company.

There are no other related party transactions, other than that stated above and in notes 4, 5 and 7.

NOTE 11 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123R and will account for stock issued for services and stock options under the fair value method.

As discussed in Note 5, 3,250,000 options were issued to officers with a $0.30 exercise price, a 5 year term and given a 44% volatility, Black Scholes calculated this as a $398,587 expense during the year per FASB 123R.

1,280,000 warrants were issued to the note holders of the December 2006 notes with a 5 year term and a $0.45 exercise price.

There were no other options granted or exercised by the directors and executive officers outstanding as of December 31, 2007.

The following is a schedule of the activity relating to the Company's stock options and warrants.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	Weighted Avg.		Weighted Avg.
	Shares Exercise		Shares Exercise
	(x 1,000)	Price	(x 1,000)	Price
Options and warrants
outstanding at
beginning of year	9,440	$0.33	4,910	$0.32

Granted:
Options	-	-	3,250	$0.30
Warrants	200	$.30	1,280	$0.45
Exercised	-	$-	-	$-
Expired:
Warrants	(-)	$-	-	$-

Options and warrants
outstanding and
exercisable at end
of period	9,640	$0.33	9,440	$0.33

Weighted average fair
value of options and
warrants granted during
the year		$-	$-

Year
The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2007, all of which are exercisable.

Weighted Average Range of Number Exercise Prices	Remaining Outstanding	Weighted Average Contractual	Life Exercise Price
$ 0.30 - 0.50	9,640,000	4 years	$0.33

NOTE 12 - WRITE OFF OF INVESTMENT IN CENTURY INNOVATIONS

During the year ended December 31, 2006, the company wrote off the $108,469 of investment in Century Innovations as management determined this investment was unrealizable. Should any value come from this transaction, the company will recognize a gain at that time.

NOTE 13 - FOREIGN OPERATIONS

The company currently operates out of the United States, Costa Rica and outsourcing in the Dominican Republic. Management does not feel there is a currency risk or need to assess a foreign currency translation adjustment or other comprehensive income item as income and expense items are negotiated in the US dollar. The Company maintains their accountings records in U.S. dollars and all payments are made in US dollars. All debts and assets on the books of the company are valued based on US dollars and are not translated from a foreign currency amount. The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. Approximately 95% of the company's workforce is outside of the United States. Currently 100% of the company's clients are US based companies. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

NOTE 14 - CREDIT AGREEMENT

On September 6, 2007, Datascension, Inc. (the “Company”), as borrower, entered into a Credit Agreement with Comerica Bank, as lender (dated as of August 30, 2007), which provides for a revolving credit facility of up to $2,000,000. The Credit Agreement provides for a one year term, and outstanding balances bear interest at the rate equal to the prime rate (as determined by Comerica Bank from time to time) plus two percent (2%). Under the Credit Agreement, the Company may borrow funds from Comerica Bank from time to time in an amount equal to 85% of eligible receivables (as set forth in the Credit Agreement), and all advances under the Credit Agreement are secured by a first lien against all of the assets of Datascension, Inc. and its subsidiary, Datascension, Inc. (a California corporation), as well as a pledge of the stock of the subsidiary. As of December 31, 2007, the amount due under the Credit Agreement was $1,727,688.

NOTE 15 - SUBSEQUENT EVENT

On January 22, 2008, Mr. David Lieberman was appointed as Chief Financial Officer of issuer. Mr. Lieberman has no written contract at present; however, verbal agreement calls for employment of Mr. Lieberman on an at will basis, with a salary of $180,000 per year, which may be the subject of a written agreement in the future.

Mr. Lieberman has over forty years of financial experience beginning with five years as an accountant with Price Waterhouse, from 1967 through 1972.

Mr. Lieberman's experience includes serving in various Senior Executive positions with a strong financial and operations background. Mr. Lieberman is the Audit Committee Chairman and a Director of South Texas Oil Company. Most recently, Mr. Lieberman served as Chief Operating and Financial Officer of Dalrada Financial Corporation, a publicly traded payroll processing company, based in San Diego. Prior to that position, he had been Chief Financial Officer for John Goyak & Associates, Inc., a Las Vegas-based aerospace consulting firm. In the 1990’s, Mr. Lieberman served as President and Chief Operating Officer of both JLS Services, Inc. and International Purity, and also served as Chief Financial Officer for California Athletic Clubs, Inc.

Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business, and is a licensed CPA in the state of California. He resides in Las Vegas, Nevada.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no changes during the quarter ended December 31, 2007 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2007:

Name	Age	Position/Office	Served Since
David Scott Kincer	41	Chairman/President/CEO	September 2001
Joseph Harmon	33	Secretary/COO/Director	September 2001
David Lieberman	63	Director	May 2006
Robert Sandelman	63	Director	May 2005

The following is a brief description of the business background of the directors and executive officers of the Company:

David Scott Kincer - President/CEO and Chairman of the Board

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

Joseph Harmon - Secretary/COO/Director

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

David Lieberman - Director

Mr. Lieberman's experience includes serving in various Senior Executive positions with a strong financial and operations background. Currently Mr. Lieberman is on the Board of Directors of South Texas Oil Company, an over the counter public company. Mr. Lieberman has been the Chief Financial Officer for John Goyak & Associates, Inc., an aerospace consulting firm located in Las Vegas, NV since 2003. Lieberman previously served as President and Chief Operating Officer of both JLS Services, Inc., since 1996, and International Purity, since 1997. From 1994 through 1996 Mr. Lieberman served as Chief Financial Officer and Chief Operating officer for California Athletic Clubs, Inc. Mr. Lieberman has over forty years of financial experience beginning with five years as an accountant with Price Waterhouse from 1967 through 1972. Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business. Mr. Lieberman is also a licensed CPA in the state of California.

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

We are not aware of any person who at any time during the fiscal year ended December 31, 2007, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, which have not been accurately updated, even if not on a timely basis.

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

SUMMARY COMPENSATION TABLE

LONG TERM COMPENSATION
ANNUAL COMPENSATION	AWARDS PAYOUTS

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS & COMMISSIONS		Restricted Stock Award(s)		SECURITIES UNDERLYING OPTIONS		ALL OTHER COMPENSATION		TOTAL
David Scott Kincer - CEO	2007	$275,000							$12,000	(1)	$287,000
David Scott Kincer - CEO	2006	$266,269	16,965		150,000	(5)	306,605	(5)	7,175	(4)	$747,014
David Scott Kincer - CEO	2005	$196,468	15,000		0		0		36,001	(3)(4)
David Lieberman - CFO	2007								42,500	(2)	42,500
Joseph Harmon - COO	2007	$140,000	147,000	(3)					$30,000	(1)	$317,000
Joseph Harmon - V.P.	2006	$133,827	169,686	(3)	45,000	(5)	91,982	(5)	6,824	(4)	$447,319
Joseph Harmon - V.P.*	2005	$85,746	0		0		0		201,630	(3)(4)

(1)	Housing allowances.

(2)	Professional fees.

(3)	Commissions for client contracts.

(4)	401(k) match.

(5)	Issued under June 9, 2006 agreements.

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

The main terms of Mr. Harmon's agreement are as follows:

(a) Base Salary. The Executive shall receive an annual base salary of $140,000.00 plus 1% on all work revenues on services rendered over $14.00 per hour that is not otherwise pass through costs payable in monthly or more frequent installments in accordance with the Company's payroll policies ("Base Salary"). The Executive's Base Salary shall be reviewed, and may be increased but not decreased, annually, by the Board pursuant to its normal performance review policies for senior executives, with the first such review occurring not later than December 2006. Should the Company for any reason be unable to pay the Executive monthly or more frequent installments in accordance with the Company's payroll policies, the Executive may elect either of the following alternatives, or a combination thereof;

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

(c) Restricted Stock Option Award. The Company shall make an award to the Executive of restricted shares of the Company's common stock under and subject to the terms and conditions of the Stock Plan and Common Stock Purchase Warrant, a copy of which is attached and incorporated herein as follows:

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

Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2007 for any service provided as a director, except as follows.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Lieberman	-	$-	-100,000	-	-	-	$9000
Robert Sandelman	-	$-	-100,000	-	-	-	$9000

(1) Warrants to purchase common stock, at an exercise price of $.30 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2007

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David Scott Kincer CEO	-	-	-	-	-	-	-	-	-
Joseph Harmon COO	-	-	-	-	-	-	-	-	-

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

Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent Owned (2)
Common	David Scott Kincer	2,742,167	7.66%
Warrants	David Scott Kincer	1,040,000	2.91%
Common	Joseph Harmon	400,556	1.12%
Warrants	Joseph Harmon	285,000.80%
Common	Robert Sandelman	259,167.72%
Warrants	Robert Sandelman	100,000	0.28%
Common	David Lieberman	30,000	0.08%
Warrants	David Lieberman	100,000	0.28%
Common & Warrants	Officers and Directors as a group	4,956,890	13.85%
Common	Murray Conradie	1,363,628	3.81%
Warrants	Murray Conradie	540,000	1.51%
Common	Longview Fund, LP (3)	18,322,671	51.22%
Warrants	Longview Fund, LP (3)	3,013,644	8.42%
Common	Alpha Capital Anstalt (4)	1,126,044	3.15%
Warrants	Alpha Capital Anstalt (4)	2,257,654	6.31%

(1) Unless otherwise cited, address is care of the Company's principal address.

(2) The percentage ownership calculations listed above are based upon 35,775,972 shares of common stock being outstanding and common stock issuable upon exercise of warrants which are exercisable within 60 days, as of April 14, 2008. All numbers are post split.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

One of the company's directors, Robert Sandelman, is a principal shareholder in Sandelman & Associates which accounted for approximately 7.6% of sales during the year ended 2007. The fees paid by Sandelman & Associates are at arm's length and comparable to those paid by the other clients of the company.

The Company has a receivable due from Datascension, S.A. in the amount of $1,530,124, which is prepayment for various operating expenses. Datascension S.A. is controlled by Scott Kincer but will be merged into Datascension, Inc. during 2008.

There are no other related party transactions, other than that stated above and with respect to financing arrangements with Longview Fund, L.P.

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

10.42 June 7, 2006 Warrant Issued to Alpha Capital (10)

10.43 December 12, 2006 Subscription Agreement (11)

10.44 December 12, 2006 Form of Note (11)

10.45 December 12, 2006 Form of Warrant (11)

10.46. Credit Agreement with Comerica Bank, dated as of August 30, 2007, and related ancillary agreements

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

Exhibit 23.Consent of Experts and Counsel

23.1 Consent of Larry O'Donnell, CPA, P.C., Certified Public Accounts.

Exhibit 31. Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

31.1 and 32.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1 and 32.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

DSEN’s Report of Form 8-K, dated September 10, 2007

DSEN’s Report of Form 8-K, dated October 16, 2007

DSEN’s Report of Form 8-K/A, dated November 5, 2007

DSEN’s Report of Form 8-K, dated December 21, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2006, the Company's principal accountant billed $20,000, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

Audit-Related Fees

For the fiscal years ended December 31, 2007 and 2006, the Company's principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, the Company's principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended December 31, 2007 and 2005, the Company's principal accountant billed $0 and $0, respectively, for products and services other than those described above.

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

Datascension , Inc.

April 14, 2008
By:	/s/ D. Scott Kincer
D. Scott Kincer
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. SCOTT KINCER	President and Chief Executive Officer	April 14, 2008
D. Scott Kincer	and Director (Principal Executive Officer)

/s/ DAVID LIEBERMAN	Chief Financial Officer and Director	April 14, 2008
David Lieberman	(Principal Accounting Officer)

/s/ JOSEPH HARMON	Chief Operting Officer and Director	April 14, 2008
Joseph Harmon