Form 10-Q
period 2008-03-31
DATASCENSION INC
filed 2008-05-14
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-29087

Datascension, Inc.

(Exact name of registrant as specified in its charter)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 36,227,361shares outstanding, par value $.001 per share as of May 12, 2008. The Registrant has 508,500 shares of Preferred Stock Series B issued and outstanding as of May 12, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements of Datascension, Inc., a Nevada corporation ("DSEN") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2008, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2008 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2008.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

DATASCENSION, INC.
CONSOLIDATED BALANCE SHEET

	03/31/2008	12/31/2007
	UNAUDITED	AUDITED
ASSETS

Current assets
Cash	$13,437	$46,930
Accounts receivable	2,919,383	3,071,764
Receivable due from related party	1,294,683	1,530,124
Prepaid expenses	92,286	56,666
Total current assets	4,319,789	4,705,484

Property and equipment, net of depreciation	3,100,142	3,146,788

Other assets
Website, net of amortization	3,207	3,207
Deposits	34,214	15,618
Goodwill	1,692,782	1,692,782
Total other assets	1,730,203	1,711,607

Total assets	$9,150,134	$9,563,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$112,705	$316,333
Accrued expenses	399,757	491,603
Short term notes payable	34,276	35,499
Loan payable to Comerica Bank	1,483,940	1,727,688
Current portion of long term debt	868,586	3,580,816
Total current liabilities	2,899,264	6,151,939

Long term debt
Long term debt notes payable, net of current portion	2,802,290	45,977
Total long-term liabilities	2,802,290	45,977

Total liabilities	5,701,554	6,197,916

Stockholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized: 23,252,976 and 23,031,547 issued and outstanding at March 31, 2008 and December 31, 2007 respectively	36,227	35,776
Additional paid in capital	16,337,837	16,188,782
Series B Preferred stock	506	506
Additional paid in capital preferred Series B	481,994	481,994
Less: Treasury stock (95,833 shares), at cost	(134,388)	(134,388)
Accumulated deficit	(13,273,596)	(13,206,707)
Total stockholders' equity	3,448,580	3,365,963

Total liabilities and stockholders' equity	$9,150,134	$9,563,879

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited	Unaudited
	For the	For the
	3 months ended	3 months ended
	3/31/2008	3/31/2007

Revenues	$5,347,987	$4,753,872

Cost of goods sold	4,466,155	4,294,182

Gross profit	881,832	459,690

Expenses:
Selling, general and administrative	680,848	545,053
Depreciation and amortization	60,459	51,504
Total expenses	741,307	596,557

Operating Income	140,525	(136,867)

Other income(expense):
Interest expense	(207,415)	(173,709)
Total other income (expense)	(207,415)	(173,709)

Net Income (loss)	$(66,890)	$(310,576)

Basic weighted average number of common shares outstanding	36,018,365	23,130,357

Diluted weighted average number of common shares outstanding	36,018,365	23,130,357

Basic net loss per share	$(0.00)	$(0.01)

Diluted net loss per share	$(0.00)	$(0.01)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Unaudited	Unaudited
	For the	For the
	3 months ended	3 months ended
	3/31/2008	3/31/2007

Cash flows from operating activities
Net loss	$(66,890)	$(310,576)
Adjustments to reconcile net loss to net cash provided by operating activities Issued (canceled) for services and debt	-	23,800
Depreciation and amortization	60,459	51,504
(Increase) decrease in accounts receivable	152,381	(24,515)
(Increase) decrease in receivable due from related party	235,441	-
(Increase) decrease in prepaid expenses	(35,620)	(166,468)
(Increase) decrease in deposits	(18,597)	-
Increase (decrease) in accounts payable	(203,628)	56,930
Increase (decrease) in accrued expenses	(91,846)	(24,872)
Net cash provided (used) by operating activities	31,700	(394,197)

Cash flows from investing activities
Purchase of property and equipment	(13,813)	8,955
Net cash provided (used) by investing activities	(13,813)	8,955

Cash flows from financing activities
Increase (decrease) in notes payable	42,860	150,682
Increase (decrease) in loan payable to Comerica Bank	(243,748)
Issuance of common stock	149,508
Net cash provided (used) by financing activities	(51,380)	150,682

Net increase (decrease) in cash	(33,493)	(234,560)

Cash, beginning balance	46,930	592,289

Cash, ending balance	$13,437	$357,729

Interest paid	$40,263	$12,994

Taxes paid	$800	$-

Supplemental disclosure of non-cash transactions

Debt converted to equity	$77,807	$60,000

See accompanying notes

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

Research and Development

The Company does not perform any research and development in the ordinary course of its business. If it does perform research and development activities in the future, it will expense such activities..

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

The Company operates in one segment, the market research industry. Approximately 90 % of the Company's customers are located within the United States of America.

During the year ended December 31, 2007, the Company had three major clients, Ipsos-Reid (21.2%), Orbis (10.6%), and Synovate (8.3%). Management believes the loss of one of these key clients may materially affect the operations of the company in the short term. The same three clients continued as the three major clients in the first quarter of 2008; however, there have been preliminary discussions with Orbis which may lead to a realignment or termination of that relationship in either June 2008 or thereafter.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of March 31, 2008:

Computer equipment	$936,703
Office equipment	1,072,913
Leasehold improvements	2,004,285
Licenses	230,000
Accumulated depreciation	(1,143,759)
$3,100,142

NOTE 4 - NOTES PAYABLE

Since November 2004, the company had entered into several different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes be debt be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of March 31, 2008.

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

As of March 31, 2007, the unpaid note principal amount due is $157,500, and there is accrued and unpaid interest of $ 36,182.

NOTES PAYABLE - $2,274,288, JUNE 2006

In June 2006, the Company issued two notes to third parties. One note had a principal amount of $1,702,859 and the other note had a principal amount of $571,429. As part of the financing transaction, the Company issued warrants to purchase 4,865,311 shares of common stock at a per share purchase price of $0.40 per share.

The Notes accrue interest at a rate of 6% per annum. Interest is to be paid quarterly. Should the interest payment be in default then the interest rate increases to 10%. The Notes are due and payable in June 2008. After a thorough review of the terms of the note and respective covenants, the company has determined the more conservative method of including the entire debt as a current liability on the balance sheet. The convertible note and warrant documents were filed in an 8-K by the Company on June 16, 2006. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on June 16, 2006. The $1,702,859 in proceeds from the financing transaction were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $318,796 of remaining value to be allocated to the Note on the financial statements. The debt discount was being accreted using the effective interest method over the term of the note.

In December, 2007, accrued interest of $25,753 was added to one of the notes increasing the principal amount of the note to $1,728,612.

As of March 31, 2008, both notes are unpaid and there is $128,406 of accrued interest.

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

The Notes accrue interest at a rate 14% per annum. The Notes are due and payable in December 2008. The note and warrant documents were filed in an 8-K by the Company on December 18, 2006. This note is not convertible into common stock of the company. Upon issuance, the company allocated $1,867,328 to the debt and $198,130 to the warrants based on the relative fair values of each. The value of the warrants was determined using a 56% volatility, five year terms, and a $0.45 exercise price. The debt discount of $198,130 will be amortized over the two year term of the notes.

In December, 2007 accrued interest of $40,685 was added to the note increasing the amount of the note at December 31, 2007 to $1,193,643.

There is $126,365 of accrued interest outstanding at March 31, 2008.

In December, 2007, the Company issued a Secured Promissory Note in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.

At March 31, 2008, this note is unpaid and there is $18,767 of accrued interest.

The Company has entered into agreements for long-term notes payable. Long-term notes payable consists of the following at March 31, 2008:

Note payable to a lender, monthly payments of $10,044 inclusive of 15.00% annual interest through May 2009. At March 31, 2008 the balance due was $128,276.

Note payable to a lender, monthly payments of $2,424 inclusive of 15.00% annual interest through March, 2009. At March 31, 2008 the balance due was $26,860.

Total Notes Payable	$155,136
Less current portion	(139,658)
Long-Term portion of Notes Payable	$15,478

 Principal maturities are as follows:

Twelve months ended December 31, 2008	$112,212
Twelve months ended December 31, 2009	42,924
$155,136

Additionally, the company has the following short term notes payable as of March 31, 2008.

Wells Fargo Bank	$34,276

NOTE 5 - STOCKHOLDERS' EQUITY

[list stock issuances in the first quarter]

In the quarter ended March 31, 2008, 221,389 shares were issued to the Longview Fund, LP for past due interest, 200,000 shares were issued for services rendered that had been accrued expenses at 12/31/2007 and 30,000 shares were issued to Bob Sandelman, a director.

NOTE 6 - RELATED PARTY TRANSACTIONS

Other than as set forth in Note 4 above, the following constitute the only related party transactions.

The Company has a receivable due from Datascension, S.A. in the amount of $1,530,124, which is prepayment for various operating expenses. Datascension S.A. is controlled by Scott Kincer but will be merged into Datascension, Inc. during 2008. The reason for the delay in merger until 2008 was to avoid a potential tax liability of 30% to Datascension, Inc. had the companies merged during 2007, when Datascension, S.A. had anticipated a possible profit from operations (which did not materialize), which could have triggered the tax liability to Datascension, Inc. in Costa Rica.

During the three months ended March 31, 2008, the company billed approximately $281,750 to Sandelman & Associates, a company controlled by a board member, which amounted to 5.27% of our total revenue for the period.

NOTE 7 - FOREIGN OPERATIONS

The company currently operates out of Costa Rica. Management does not feel there is a currency risk or need to assess a foreign currency translation adjustment or other comprehensive income item as income and expense items are negotiated in the US dollar. The Company maintains their accountings records in U.S. dollars and all payments are made in US dollars. All debts and assets on the books of the company are valued based on US dollars and are not translated from a foreign currency amount. The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. Approximately 99% of the company's workforce is outside of the United States. Currently approximately 90% of the company's clients are US based companies. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

NOTE 8 – CREDIT AGREEMENT

On September 6, 2007, Datascension, Inc. (the “Company”), as borrower, entered into a Credit Agreement with Comerica Bank, as lender (dated as of August 30, 2007), which provides for a revolving credit facility of up to $2,000,000. The Credit Agreement provides for a one year term, and outstanding balances bear interest at the rate equal to the prime rate (as determined by Comerica Bank from time to time) plus two percent (2%). Under the Credit Agreement, the Company may borrow funds from Comerica Bank from time to time in an amount equal to 85% of eligible receivables (as set forth in the Credit Agreement), and all advances under the Credit Agreement are secured by a first lien against all of the assets of Datascension, Inc. and its subsidiary, Datascension, Inc. (a California corporation), as well as a pledge of the stock of the subsidiary. As of March 31, 2008, the amount due under the Credit Agreement was $1,483,940. The Company is in violation of certain covenants under the Credit Agreement at March 31, 2008, but are working with the Bank to resolve these issues.

NOTE 9 – SUBSEQUENT EVENTS

On May 12, 2008, Alpha Capital Anstalt agreed to extend the maturity date of its three promissory notes with the Company to June 30, 2009. See NOTE 4 for a discussion of the Company’s promissory notes with Alpha Capital.

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2008, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2008 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

Recently issued accounting standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have an impact upon on our financial statements and footnote disclosures.

DSEN's website address is http://www.datascension.com.

Results of Operations

Analysis of the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

For the three-months, ended March 31, 2008, DSEN has generated $5,347,987 in revenues compared to $4,753,872 in revenues for the three-months ended March 31, 2007, for an increase of $594,115. The increase in revenue is a result of an increase in new clients, along with an increase in number of hours billed and hourly billing rates.

Cost of goods sold for the three-months ended March 31, 2008 was $4,466,155 compared to $4,294,182 for the three-months ended March 31, 2007 or an increase of $171,973. This increase was a result of the increased clients and service contracts completed, as well as the increase in operating costs associated with the new facility in Costa Rica and costs associated with technology implementation at the new facility.

Total general and administrative expenses decreased to $680,848 for the three-months ended March 31, 2008 from $545,053 for the three-months ended March 31, 2007, a net increase of $135,795. The increase is due to increase in operating costs, as well as increase in employees to handle increased business.

Depreciation expense for the three-months ended March 31, 2008 was $60,459 compared to $51,504 for the three-months ended March 31, 2007, an increase of $8,955.

Interest expense for the three months ended March 31, 2008 was $207,415 compared to $173,709 for the three-months ended March 31, 2007 an increase of $33,706. This increase relates to the debt funding increase in the last twelve months.

Datascension generated net loss of $66,890 for the three-months ended March 31, 2008, versus $310,576 for the same period in 2007. The decrease in net loss of $243,686 is primarily a result of an increase of almost $600,000 in gross revenues. For the three-months ended March 31, 2008, DSEN increased its working capital by a net amount of $2,866,980 from $(1,446,455) as of December 31, 2007 to $1,420,525 as of March 31, 2008. This is mainly due to a decrease in the current portion of long term debt of almost $2.5 million, which was caused by the extension of the maturity date of certain promissory notes due to Longview Fund, L.P. to June 30, 2009, so such indebtedness has been reclassified as long term indebtedness.

Significant Subsequent Events occurring after March 31, 2008: None.

Capital Resources and Liquidity

On March 31, 2008 DSEN had total assets of $9,150,134 compared to $8,027,306 on March 31, 2007, an increase of $1,122,828. The reason for the increase in assets is a result of the increase in accounts receivable and existence of a related party receivable. DSEN had a total stockholders' equity of $3,448,580 on March 31, 2008 compared to $995,131 on March 31, 2007, an increase in equity of $2,453,449, which is in part due to the conversion of convertible debt into common stock in June, 2007.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On March 31, 2008 DSEN had Property and Equipment of $3,100,142 compared to $3,075,471 on March 31, 2007, or an increase of $24,671 which is a result of relative parity in property and equipment at each of the periods.

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

DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital due to revenues received and fundraising activities in the second quarter of 2007, although it may need to raise additional capital to expand operations. If it is unable to raise this capital, it may be unable to continue to increase operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the market-driven increase or decrease in interest rates, and the impact of those changes on the Company’s ability to realize a return on invested or available funds. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short term high-credit investment grade securities and/or commercial checking and savings accounts.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Accounting Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

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

(b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d- 14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1 and 32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K
Current Report on Form 8-K, filed on January 23, 2008

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datascension, Inc.

/s/ D. Scott Kincer
D. Scott Kincer
President, Chairman and Director
(Principal Executive Officer)

/s/ David P. Lieberman
David P. Lieberman
(Principal Financial Officer)

Date: May 13, 2008