Form 10KSB/A
period 2007-12-31
DATASCENSION INC
filed 2008-08-07
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 FORM 10-KSB

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

(A) Principal Address.

DSEN's mailing address is: 407 W. Imperial Highway, Suite H314 , Brea, CA 92821, phone number: 888-996-9238 . The Company websites can be found at www.datascension.com.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the calendar year ended December 31, 2007, the Company generated $20,260,054 in revenues as compared to $14,780,706 during the calendar year ended December 31, 2006, an increase of $5,479,348 or 37.1%. For the calendar year ended December 31, 2007, the Company’s cost of goods sold was $17,780,061 as compared to $ 10,742,634 during the calendar year ended December 31, 2006, an increase of $7,037,427 or 65.5%. For the calendar year ended December, 31, 2007, the Company generated a gross profit of $2,479,993 compared to $4,038,072 for the calendar year ended December 31, 2006, a decrease of $1,558,079 or 38.6%. The marked increase in revenue and disproportionate increase in cost of goods sold resulted in a marked decrease in gross profit, primarily due to a change in the overall composition of the Company’s customer base. During 2007 as opposed to 2006, the significantly increased its “cost plus” business with several clients, where the margins are typically substantially lower than the margins realized with its traditional clients.For the calendar year ended December 31, 2007, the Company has decreased its working capital position by $2,462,749 from a positive $1,016,694 as of December 31, 2006 to a negative $1,446,055 as of December 31, 2007.

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

Management believes that its revenues from operations and collections on accounts receivable will meet its minimum general and administrative cost requirements and provide the basic liquidity DSEN needs to operate at current levels over the next twelve months. With regard to the substantial negative working capital position, a significant portion of this is indeed the $5.2 million in current debt obligations. This was moved into current debt as the maturity date had technically expired; however, the lenders had indicated that the maturity date would be extended. In April 2008, prior to the filing of the 10-K, an extension was indeed granted to June 2009, and the debt has now been reclassified as long term obligations, thus no longer contributing to the negative working capital position

With regard to the negative cash flow from operations in the prior two fiscal years, note that in the third quarter of 2007, the Company entered into a $2,000,000 line of credit with Comerica Bank. The addition of this $2,000,000 line, combined with the Company’s increased and more timely collection of receivables, provided the Company with the comfort, as of year end, that it would be able to hold operations at its current level for the next 12 months (from year end of 2007).

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

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT:

Independent Auditors Report - 2006 & 2007	F-1

FINANCIAL STATEMENTS:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-6

NOTES TO FINANCIAL STATEMENTS:	F-7 to F-17

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
April 14, 2007 and August 7, 2008

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

See accompanying notes.

DATASCENSION INC.
CONSOLIDATED STATEMENT OF OPERATIONS

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year	For the year
	ended	ended
	12/31/2007	12/31/2006
	Audited	Restated Audited

Revenue	$20,260,054	$14,780,706

Cost of goods sold	17,780,061	10,742,634

Gross profit	2,479,993	4,038,072

Expenses:
Selling, general and administrative	2,172,360	2,824,507
Stock based compensation	-	694,351
Depreciation and amortization	215,311	206,469
Total expenses	2,387,671	3,725,327

Operating income	92,322	312,745

Other income (expense):
Other expenses	-	(143,517)
Other income	7,182	-
Interest expense	(1,006,815)	(360,050)
Other income (expense) related to convertible	-	(776,473)
Interest income (expense) related to convertible	-	(173,132)
Total other income (expense)	(999,633)	(1,453,172)

Net income (loss)	$(907,311)	$(1,140,427)

Basic weighted average number of common
shares outstanding	29,455,007	17,573,100

Diluted weighted average number of common
shares outstanding	29,455,007	17,573,100

Basic net income (loss) per share	$(0.06)	$(0.06)

Diluted net income (loss) per share	$(0.06)	$(0.06)

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

DATASCENSION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2007

				PREFERRED		PREFERRED -B			NON-CONTROLING
	COMMON STOCK SHARES	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	STOCK SHARES SERIES B	PREFERRED STOCK SERIES B	ADD PAID IN CAPITAL	TREASURY STOCK	SUBSCRIBED STOCK	INTEREST IN SUBSIDIARY	INCOME (DEFICIT)	TOTAL EQUITY
BALANCE AT DECEMBER 31, 2006	23,031,547	$23,032	$13,150,159	-	$506	$481,994	$(134,388)	$-	$-	$(12,299,396)	$1,221,907

Net loss for quarter Ended March 31, 2007										(310,576)	(310,576)

Stock issued for services	50,000	50	18,550								18,600

Stock issued in connection with loan	10,000	10	4,790								4,800

Stock issued in settlement of debt	171,429	171	59,829								60,000

Net income for quarter Ended June 30, 2007										319,657	319,657

Stock issued in settlement of debt and interest	9,401,586	9,402	2,958,568								2,967,970

Net loss for quarter Ended September 30, 2007										(419,009)	(419,009)

Net loss for quarter Ended December 31, 2007										(497,383)	(497,383)

Warrants exercised	3,111,410	3,111	(3,114)								(3)

BALANCE AT DECEMBER 31, 2007	35,775,972	35,776	16,188,782	-	506	481,994	(134,388)	-	-	(13,206,707)	3,365,963

See accompanying notes.

DATASCENSION INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2006

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Preferred Stock Shares Series B	Preferred Stock Series B	Preferred - B Add. Paid In Capital	Treasury Stock	Subscribed Stock	Non-Controlling Interest In Subsidiary	Income Deficit	Total Equity
Balance at December 31, 2004	16,257,290	$159,875	$11,029,295	505,900	$506	$481,994	$(134,388)	$(119,063)	$0	$(11,976,936)	$(558,717)

Stock issued for services	950,000	$950	474,050					$(475,000)
Settlement and Distribution of Nutek Oil										(1,003,831)	(1,003,831)
Settlement of subscribed stock								$114,063			114,063
Net Profit for Quarter Ended March 31, 2005	-	-	-	-	-	-	-	-	-	1,402,311	1,402,311

Settlement of subscribed stock								$(5,000)			(5,000)
Net Profit for Quarter Ended June 30, 2005	-	-	-	-	-	-	-	-	-	707,950	707,950

Settlement of subscribed stock								$10,000			10,000

Net Profit for Quarter Ended September 30, 2005	-	-	-	-	-	-	-	-	-	(377,925)	(377,925)

Settlement of subscribed stock								$178,125			178,125

Stock issued for services	300,000	$300	$59,700								60,000
Rounding error	(25,069)	$(25)									(25)
Net Profit for Quarter Ended December 31, 2005	-	-	-	-	-	-	-	-	-	89,462	89,462

Balance at December 31, 2005	17,482,221	$161,100	$11,563,045	505,900	$506	$481,994	$(134,388)	$(296,875)	$0	$(11,158,968)	$616,413

Stock cancelled	(400,000)	$(400)	$(199,600)					$200,000			-

Net Profit for Quarter Ended March 31, 2006	-	-	-	-	-	-	-	-		276,474	276,474

Stock Issued for Services - Kincer	500,000	$500	149,500								150,000
Stock Issued for Services - Harmon	150,000	$150	44,850								45,000
Stock Issued for Services - Jim Stock	100,000	$100	29,900								30,000
Stock Issued for Services - Sandelman	30,000	$30	8,970								9,000
Stock Issued for Services - Lieberman	30,000	$30	8,970								9,000
Stock Issued for Services - Sanders	25,000	$25	7,475								7,500

Warrants Issued to employees			398,587								398,587

Stock Issued for Cash	60,000	$60	$29,940								30,000

Stock Issued for interest expense	10,000	$10	2,990								3,000

Services rendered for stock								96,875			96,875

Net Profit for Quarter Ended June 30, 2006	-	-	-	-	-	-	-	-	-	(1,593,523)	(1,593,523)

Net Profit for Quarter Ended September 30, 2006	-	-	-	-	-	-	-	-	-	2,178,777	2,178,777

Warrants for December 2006 debt			198,130								198,130

Stock as interest	80,000	$80	29,520								29,600
Issued to Longview	4,964,326	$4,964	$734,265								739,229
Net Profit for Quarter Ended December 31, 2006	-	-	-	-	-	-	-	-	-	(1,094,055)	(1,094,055)

Balance at December 31, 2006	23,031,547	$166,649	$13,006,542	-	$506	$481,994	$(134,388)	$-	$0	$(11,391,295)	$2,130,008

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	12/31/2007	12/31/2006
	Audited	Restated Audited
Cash flows (used in) operating activities:
Net income (loss)	$(907,311)	$(1,140,427)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issued (canceled) for services and debt	(432,338)	1,517,791
Write off of Century Innovations	-	108,469
Noncash expenses associated with convertible debt		(308,413)
Change in warrant liability	-	(339,327)
Change in derivative liability	-	(633,868)
Depreciation and amortization	215,311	206,469
Forgiveness of debt	-	(592,186)
(Increase) decrease in accounts receivable	(666,005)	(151,681)
(Increase) decrease in related party receivable	(1,530,124)	-
(Increase) decrease in prepaid expenses	202,960	(144,877)
(Increase) decrease in deposits	26,131	(21,500)
Increase (decrease) in accounts payable	56,678	89,188
Increase (decrease) in accrued expenses	36,722	(719,427)
Net cash used by operating activities	(2,997,976)	(2,129,789)

Cash flows (used in) investing activities:
Purchase of property and equipment	226,169	(2,404,229)
Net cash used by investing activities	226,169	(2,404,229)

Cash flows from financing activities:
Increase (decrease) in notes payable	(321,126)	2,511,395
Increase (decrease) in loan payable to Comerica Bank	1,727,688	-
Increase (decrease) in related party payable	-	(9,000)
Increase (decrease) in convertible debt	(2,231,481)	2,120,495
Issuance of warrant related to debt	-	198,130
Issuance of common stock	3,051,367	30,000
Net cash provided by financing activities	2,226,448	4,851,020

Net increase (decrease) in cash	(545,359)	317,002

Balance - beginning	592,289	275,287
Balance - ending	$46,930	$592,289

Interest paid	$184,314	$60,558
Taxes paid	-	$-

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
$-

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

	Year Ended December 31,	Percent of Pretax
	2006	Income

Expected	$14,133	34%
Valuation allowance	(14,133)	(34)%

Actual expense	$-	0%

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

Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business, and is a licensed CPA in the state of California. He resides in Las Vegas, Nevada .

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

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Lieberman	-	$-	-100,000	-	-	-	$9000
Robert Sandelman	-	$-	-100,000	-	-	-	$9000

(1) Warrants to purchase common stock, at an exercise price of $.30 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2007

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (# )	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David Scott Kincer CEO	-	-	-	-	-	-	-	-	-
Joseph Harmon COO	-	-	-	-	-	-	-	-	-

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

(2) The percentage ownership calculations listed above are based upon 35,775,972 shares of common stock being outstanding and common stock issuable upon exercise of warrants which are exercisable within 60 days, as of July __, 2008. All numbers are post split.

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

August 7, 2008

By:	/s/ D. Scott Kincer
D. Scott Kincer
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. SCOTT KINCER	President and Chief Executive Officer	August 7, 2008
D. Scott Kincer	and Director
(Principal Executive Officer)

/s/ DAVID LIEBERMAN	Chief Financial Officer and Director	August 7, 2008
David Lieberman	(Principal Accounting Officer)

/s/ JOSEPH HARMON	Chief Operting Officer and Director	August 7, 2008
Joseph Harmon