Form 10-Q
period 2008-06-30
DATASCENSION INC
filed 2008-08-14
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ No ☐

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,307,361 shares outstanding, par value $.001 per share as of August 11, 2008. The Registrant has 508,500 shares of Preferred Stock Series B issued and outstanding as of August 11, 2008. The Registrant has 15,000 shares of Preferred Stock Series C issued and outstanding as of August 11 , 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements of Datascension, Inc., a Nevada corporation ("DSEN") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2008, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2008 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2008.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

DATASCENSION, INC.
BALANCE SHEET

	UNAUDITED	AUDITED
	06/30/2008	12/31/2007
ASSETS

Current assets
Cash	$25,672	$46,930
Accounts receivable	2,729,667	3,071,764
Receivable due from related party	1,496,560	1,530,124
Prepaid expenses	60,877	56,666
Total current assets	4,312,776	4,705,484

Property and equipment, net of depreciation	3,077,824	3,146,788

Other assets
Website, net of amortization	3,207	3,207
Deposits	22,264	15,618
Goodwill	1,692,782	1,692,782
Total other assets	1,718,253	1,711,607

Total assets	9,108,853	$9,563,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$338,378	$316,333
Accrued expenses	481,010	491,603
Short term notes payable	30,845	35,499
Loan payable to Comerica Bank	1,741,372	1,727,688
Current portion of long term debt	123,150	3,580,816
Total current liabilities	2,714,755	6,151,939

Long term debt
Long term debt notes payable, net of current portion	3,595,409	45,977
Total long-term liabilities	3,595,409	45,977

Total liabilities	6,310,164	6,197,916

Stockholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized: 36,307,361 and 35,775,972 issued and outstanding at June 30, 2008 and December 31, 2007 respectively	36,307	35,776
Additional paid in capital	16,361,757	16,188,782
Series B Preferred stock	506	506
Additional paid in capital preferred Series B	481,994	481,994
Less: Treasury stock (95,833 shares), at cost	(134,388)	(134,388)
Accumulated deficit	(13,947,487)	(13,206,707)
Total stockholders' equity	2,798,689	3,365,963

Total liabilities and stockholders' equity	9,108,853	$9,563,879

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Revenues	$4,691,116	$4,888,821	$10,039,103	$9,642,694

Cost of goods sold	4,413,487	3,605,947	8,879,642	7,900,129

Gross profit	277,629	1,282,874	1,159,461	1,742,565

Expenses:
Selling, general and administrative	670,328	570,602	1,351,176	1,115,655
Depreciation and amortization	60,419	51,617	120,878	103,122
Total expenses	730,747	622,219	1,472,054	1,218,777

Operating Income	(453,118)	660,655	(312,593)	523,788

Other income(expense):
Interest expense	(220,773)	(340,998)	(428,188)	(514,707)
Total other income (expense)	(220,773)	(340,998)	(428,188)	(514,707)

Net Income (loss)	$(673,891)	$319,657	$(740,781)	$9,081

Basic weighted average number of common shares outstanding	36,257,251	24,829,907	36,137,808	23,558,280

Diluted weighted average number of common shares outstanding	36,257,251	32,269,739	36,137,808	42,346,042

Basic net loss per share	$(0.02)	$0.01	$(0.02)	$0.00

Diluted net loss per share	$(0.02)	$0.01	$(0.02)	$0.00

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the	For the
	6 months ended	6 months ended
	6/30/2008	6/30/2007

Cash flows from operating activities
Net income (loss)	$(740,781)	$9,081
Adjustments to reconcile net loss to net cash provided by operating activities
Issued (canceled) for services and debt	-	23,800
Depreciation and amortization	120,878	103,121
(Increase) decrease in accounts receivable	342,097	(781,394)
(Increase) decrease in receivable due from related party	33,564	-
(Increase) decrease in prepaid expenses	(4,211)	(405,185)
(Increase) decrease in deposits	(6,646)	25,000
Increase (decrease) in accounts payable	22,045	101,964
Increase (decrease) in accrued expenses	(10,593)	261,421
Net cash used by operating activities	(243,647)	(662,192)

Cash flows from investing activities
Purchase of property and equipment	(51,914)	(29,964)
Net cash used by investing activities	(51,914)	(29,964)

Cash flows from financing activities
Increase (decrease) in notes payable	87,111	400,682
Increase (decrease) in loan payable to Comerica Bank	13,684	-
Issuance of common stock	173,508	-
Net cash provided by financing activities	274,303	400,682

Net increase (decrease) in cash	(21,258)	(291,474)

Cash, beginning balance	46,930	592,289

Cash, ending balance	$25,672	$300,815

Interest paid	$81,908	$23,898

Taxes paid	$800	$-

Supplemental disclosure of non-cash transactions

Debt converted to equity	$77,807	$60,000

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net income (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive a net income per share.

Diluted net income (loss) per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Compensated Absences

The Company has made no accrual for vacation or sick pay because the
Company does not provide for these benefits.

Advertising

Advertising costs are expensed when incurred. Advertising for the year ended December 31, 2007 amounted to $9,000 and for the six months ended June 30, 2008 amounted to $ 24,838.

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

The Company operates in one segment, the market research industry. Over 90% of the Company's customers are located either in the United States of America or Canada.

During the year ended December 31, 2007, the Company had three major clients, Ipsos-Reid (21.2%), Orbis (10.6%), and Synovate (8.3%). During the six months ended June 30, 2008, the Company had ten major clients, which accounted for (75.5%) of the company’s business.. Management believes the loss of one of these clients would affect the operations of the company in the short term.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its condensed consolidated financial statements.

On December 12, 2007, Emerging Issues Task Force (“EITF”) No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, the Company will apply the provisions of SFAS No. 141(R) prospectively to business combinations that close on or after January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 141(R) may have on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 160 will have on its condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on its condensed consolidated financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of June 30, 2008:

Computer equipment	$957,715
Office equipment	1,088,544
Leasehold Improvements	2,004,285
Software licenses	231,498
4,282,042
Less accumulated depreciation and amortization	1,204,218
$3,077,824

NOTE 4 - NOTES PAYABLE

Since November 2004, the company had entered into several different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes be debt be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of June 30, 2008.

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

As of June 30, 2008, the unpaid principal amount due on the remaining note to Alpha Capital Anstalt is $157,500. The note holder has extended the due date of this note to June, 2009. There is accrued and unpaid interest of $41,679.

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

In December, 2007, accrued interest of $25,753 was added to the note due the Longview Fund LP increasing the principal amount of the note to $1,728,612.

The note holders have extended the due date of the notes to June, 2009.

As of June 30, 2008, both notes are unpaid and there is $168,511 of accrued interest.

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

The note holders have extended the due date of the notes to June, 2009

In December, 2007 accrued interest of $40,685 was added to the note due the Longview Fund LP increasing the amount of the note at December 31, 2007 to $1,193,643. The remaining note in the amount of $571,429 is due to Alpha Capital Anstalt.

There is $168,028 of accrued interest outstanding at June 30, 2008.

In December, 2007, the Company issued a Secured Promissory Note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.
The interest rate on this note has increased to the 18% default rate..

At June 30, 2008, this note is unpaid and there is $23,419 of accrued interest.

OTHER NOTES

The Company had entered into long-term notes payable. These notes have been paid down to the current balances due within the next twelve months.

Note payable to a lender, monthly payments of $10,044 inclusive of 15.00% annual interest through May 2009. At June 30, 2008 the balance due was $102,634.

Note payable to a lender, monthly payments of $2,424 inclusive of 15.00% annual interest through March, 2009. At June 30, 2008 the balance due was $20,616.

Total Current portion of Notes Payable	$123,150
Principal maturities are as follows:

Twelve months ended December 31, 2008	$67,662
Twelve months ended December 31, 2009	56,488
$123,150

Additionally, the company has the following short term notes payable as of June 30, 2008.

Wells Fargo Bank	$30,845,

NOTE 5 - STOCKHOLDERS' EQUITY

In the six months ended June 30, 2008, 221,389 shares were issued to the Longview Fund, LP for past due interest, 200,000 shares were issued for services rendered that had been accrued at 12/31/2007 and 30,000 shares were issued to Bob Sandelman, a former director for services rendered as a director. In May, 2008, 80,000 shares were issued in settlement of contract entered into for professional services..

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2008, Longview Fund, L.P. owned 49.9% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.5% voting control of the Company. See Note 4 for a description of promissory notes of the Company issued to Longview Fund, L.P. and Note 9 for a further description of the Series C Preferred Stock.

Longview Fund, L.P. may take actions that conflict with the interests of other shareholders. Due to the 64.5% ownership of voting control, Longview Fund, L.P. has substantial control over the Company and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of the Company’s voting stock. See Note 4 above for a discussion of certain promissory notes due by the Company to Longview Fund, L.P.

The Company has a receivable due from Datascension, S.A. in the amount of $1,496,560, which is prepayment for various operating expenses. Datascension S.A. is controlled by Scott Kincer but will be merged into Datascension, Inc. during 2008. The reason for the delay in merger until 2008 was to avoid a potential tax liability of 30% to Datascension, Inc. had the companies merged during 2007, when Datascension, S.A. had anticipated a possible profit from operations (which did not materialize), which could have triggered the tax liability to Datascension, Inc. in Costa Rica.

During the six months ended June 30, 2008, the company billed approximately $770,465 to Sandelman & Associates, a company controlled by a board member, which amounted to 7.7% of total revenue for the period.

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

NOTE 8 – CREDIT AGREEMENT

On September 6, 2007, Datascension, Inc. (the “Company”), as borrower, entered into a Credit Agreement with Comerica Bank, as lender (dated as of August 30, 2007), which provides for a revolving credit facility of up to $2,000,000. The Credit Agreement provides for a one year term, and outstanding balances bear interest at the rate equal to the prime rate (as determined by Comerica Bank from time to time) plus two percent (2%). Under the Credit Agreement, the Company may borrow funds from Comerica Bank from time to time in an amount equal to 85% of eligible receivables (as set forth in the Credit Agreement), and all advances under the Credit Agreement are secured by a first lien against all of the assets of Datascension, Inc. and its subsidiary, Datascension, Inc. (a California corporation), as well as a pledge of the stock of the subsidiary. As of June 30, 2008, the amount due under the Credit Agreement was $1,741,372. The Company is in default of certain covenants under the Credit Agreement at June 30, 2008, and is in the process of seeking an alternative lender with which to refinance this credit facility.

NOTE 9 – SUBSEQUENT EVENTS

Resignation of Director and Appointment of New Directors

On July 18, 2008, Robert Sandelman resigned as a Director of Registrant.

On July 18, 2008, Registrant’s Board of Directors appointed Stanley Hirschman and Lou Persico as Directors. The appointments are effective as of August 1, 2008.

Stan Hirschman is President of CPointe Associates, Inc., a Plano, Texas executive management and retail operations consulting firm. He is an investment due diligence specialist and works regularly with public companies dealing with the difficulties of the balance between increased regulatory requirements and reasonable corporate governance. He is a director of Axion Power International and South Texas Oil and former chairman of Mustang Software, Inc. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase shareholder value resulting in the successful acquisition of the company by Quintus Corporation.

His client list has included GameStop, Nortel, SBC Wireless (now AT&T), Dalrada Financial Corp., Oxford Media Corporation, Earthlink, Inc., Aiirmesh Communications, Bravo Foods International and Retail Highway. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 to 1996. He also has held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic.

Mr. Hirschman is a member of the National Association of Corporate Directors and the KPMG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Lou Persico, MBA, CPA has over 25 years of financial and operational experience in private and public corporations. Persico began his career in public accounting and subsequently, he was employed by a series of “Fortune 100 Companies” beginning with American Cyanamid/Wyeth Pharmaceuticals where he held the roles of controller and finance director for almost 10 years operating at overseas locations in Madrid, Spain, San Juan, Puerto Rico and Rio de Janeiro, Brazil.

Persico continued his tenure with other “Blue Chip” companies in a natural succession of increasingly responsible senior financial positions at The PerkinElmer Co., Pearle Vision, Technicolor, Sara Lee, Cambridge Technology Partners and Arthur D. Little as CFO. However, for the past 7 years Persico’s focus has been with venture-backed start-up companies as CFO (the lead investor being Insight Venture Partners, a $3 billion private equity firm). At a large public enterprise, Cambridge Technology Partners (CATP), Persico was instrumental in building out the global infrastructure of the company from $200M to nearly $700M in worldwide revenue.

Persico earned at Pace University, New York City, a combined BBA/MBA with a concentration in finance and accounting. He has graduated from the Executive Programs at the Harvard Business School and Columbia Business School, and he is multilingual (Spanish and Portuguese). Persico is an avid health and fitness enthusiast and is a certified fitness trainer.

Messrs. Hirschman and Persico shall be compensated for service as nonmanagement directors as follows:

One Thousand Dollars ($1,000) per month;
One Thousand Dollars ($1,000) per day for attendance at Board meetings and other meetings in Costa Rica; and
One Hundred Thousand (100,000) options to purchase Common Stock of the Registrant, with a per share strike price equal to the market price on the date of grant, with twenty five thousand (25,000) options to vest on each of the 90th, 180th, 270th and 360th day after the grant date.

Series C Preferred Stock

On July 25, 2008, the Registrant filed a Certificate of Designation with the Secretary of State of the State of Nevada authorizing a series of preferred stock, under its articles of incorporation, known as “Series C Preferred Stock”. This Certificate of Designation was approved by the Registrant’s Board of Directors. The Certificate of Designation sets forth the following terms for the Series C Preferred Stock:

Authorized Shares:	1,000

Per Share Stated Value:	$15,000

Liquidation Preference:	Per share Stated Value

Conversion Price into Common Stock:	$.30 per share, as adjusted from time to time as set forth in the Certificate of Designation

Voting Rights:	The Series C Preferred Shares shall vote along with the Common Stock on an as converted basis and shall have two votes per share

On July 25, 2008, the Registrant entered into an agreement with Longview Fund, pursuant to which the Longview Fund exchanged 15,000,000 shares of its Common Stock for receipt of 1,000 shares of its Series C Preferred Stock.

Extension of Maturity Dates of Certain Notes

On or about August 12, 2008, Longview Fund, L.P. extended the maturity date of its promissory notes due from the Company and issued in June 2006 and December 2006 to January 15, 2010, and Alpha Capital Anstalt extended the maturity date of its promissory notes due from the Company and issued in November 2004, June 2006 and December 2006 to January 15, 2010. A further discussion of these notes is set forth in Note 4 above.

Events of Default Under Credit Agreement

On July 29, 2008, the Issuer received a letter from Comerica Bank, its senior secured lender, regarding covenant non-compliance for the period ending June 30, 2008. According to the letter, which references the August 30, 2007 Credit Agreement between the Issuer and Comerica Bank, Comerica Bank put the Issuer on notice that it has acknowledged that certain Defaults or Events of Default occurred as of June 30, 2008.

The letter concludes to state that at the time thereof the Bank was not taking action to enforce its rights, but that decision would not in any way be construed as a waiver of the Bank’s rights and remedies and was not an agreement to forbear from exercising its rights and remedies. Among rights and remedies available to Comerica Bank are acceleration of all amounts due under the Credit Agreement by Issuer to the Bank and foreclosure on the collateral securing the Loan, which is secured by a senior secured lien on all of the Issuer’s and its subsidiary’s assets.

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

Overview

Datascension Inc, ("DSEN"), through its sole subsidiary Datascension International, Inc., is engaged in data gathering and conducting outsourced market research. Its expertise is in the collection, storage, and processing of data. Datascension International's management team has over 30 years of experience in working with clients to gather the information they need to make changes or advancements to their operations. Datascension International services a variety of industries and customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to customer service, quality assurance and on-time project management.

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2008, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2008 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

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

Results of Operations

Analysis of the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

For the six-months, ended June 30, 2008, DSEN has generated $10,039,103 in revenues compared to $9,642,694 in revenues for the six-months ended June 30, 2007, for an increase of $396,409. The increase in revenue is a result of an increase in new clients, along with an increase in hours billed and hourly billing rates.

Cost of goods sold for the six-months ended June 30, 2008 was $8,879,642 compared to $7,900,129 for the six-months ended June 30, 2007 or an increase of $979,513. This increase was due to an increase in hourly personnel , telephone costs and other costs related to outsourcing work to other companies due to the increase in business..

Total general and administrative expenses increased to $1,351,176 for the six-months ended June 30, 2008 from $1,115,655 for the six-months ended June 30, 2007, or an increase of $235,521. The increase is partially due to the hiring of a fulltime CFO and a salesperson to market inbound services. Both employees started January 1, 2008. The hiring of these two individuals along with additional marketing to clients in the US has increased all expenses related to travel between the US and Costa Rica.

Depreciation expense for the six-months ended June 30, 2008 was $120,878 compared to $103,122 for the six-months ended June 30, 2007, or an increase of $17,756.

Interest expense for the six months ended June 30, 2008 was $428,188 compared to $515,707 for the six-months ended June 30, 2007 a decrease of $86,519. This decrease is due to the conversion of debt held by Longview Fund LP into stock in June, 2007.

Datascension generated a net loss of $740,781 for the six-months ended June 30, 2008, versus a net profit of 9,081 for the same period in 2007. The difference of $749,862 is primarily a result of the increase of $979,513 in cost of goods sold. For the six-months ended June 30, 2008, DSEN increased its working capital by a net amount of $3,044,476 from $(1,446,455) as of December 31, 2007 to $1,598,021 as of June 30, 2008. This is mainly due to a decrease in the current portion of long term debt of approximately $1.0 million.

Significant Subsequent Events occurring after June 30, 2008:

Resignation of Director and Appointment of New Directors

On July 18, 2008, Robert Sandelman resigned as a Director of Registrant.

On July 18, 2008, Registrant’s Board of Directors appointed Stanley Hirschman and Lou Persico as Directors. The appointments are effective as of August 1, 2008.

Stan Hirschman is President of CPointe Associates, Inc., a Plano, Texas executive management and retail operations consulting firm. He is an investment due diligence specialist and works regularly with public companies dealing with the difficulties of the balance between increased regulatory requirements and reasonable corporate governance. He is a director of Axion Power International and South Texas Oil and former chairman of Mustang Software, Inc. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase shareholder value resulting in the successful acquisition of the company by Quintus Corporation.

His client list has included GameStop, Nortel, SBC Wireless (now AT&T), Dalrada Financial Corp., Oxford Media Corporation, Earthlink, Inc., Aiirmesh Communications, Bravo Foods International and Retail Highway. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 to 1996. He also has held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic.

Mr. Hirschman is a member of the National Association of Corporate Directors and the KPMG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Lou Persico, MBA, CPA has over 25 years of financial and operational experience in private and public corporations. Persico began his career in public accounting and subsequently, he was employed by a series of “Fortune 100 Companies” beginning with American Cyanamid/Wyeth Pharmaceuticals where he held the roles of controller and finance director for almost 10 years operating at overseas locations in Madrid, Spain, San Juan, Puerto Rico and Rio de Janeiro, Brazil.

Persico continued his tenure with other “Blue Chip” companies in a natural succession of increasingly responsible senior financial positions at The PerkinElmer Co., Pearle Vision, Technicolor, Sara Lee, Cambridge Technology Partners and Arthur D. Little as CFO. However, for the past 7 years Persico’s focus has been with venture-backed start-up companies as CFO (the lead investor being Insight Venture Partners, a $3 billion private equity firm). At a large public enterprise, Cambridge Technology Partners (CATP), Persico was instrumental in building out the global infrastructure of the company from $200M to nearly $700M in worldwide revenue.

Persico earned at Pace University, New York City, a combined BBA/MBA with a concentration in finance and accounting. He has graduated from the Executive Programs at the Harvard Business School and Columbia Business School, and he is multilingual (Spanish and Portuguese). Persico is an avid health and fitness enthusiast and is a certified fitness trainer.

Messrs. Hirschman and Persico shall be compensated for service as nonmanagement directors as follows:

One Thousand Dollars ($1,000) per month;
One Thousand Dollars ($1,000) per day for attendance at Board meetings and other meetings in Costa Rica; and
One Hundred Thousand (100,000) options to purchase Common Stock of the Registrant, with a per share strike price equal to the market price on the date of grant, with twenty five thousand (25,000) options to vest on each of the 90th, 180th, 270th and 360th day after the grant date.

Series C Preferred Stock

On July 25, 2008, the Registrant filed a Certificate of Designation with the Secretary of State of the State of Nevada authorizing a series of preferred stock, under its articles of incorporation, known as “Series C Preferred Stock”. This Certificate of Designation was approved by the Registrant’s Board of Directors. The Certificate of Designation sets forth the following terms for the Series C Preferred Stock:

Authorized Shares:	1,000

Per Share Stated Value:	$15,000

Liquidation Preference:	Per share Stated Value

Conversion Price into Common Stock:	$.30 per share, as adjusted from time to time as set forth in the Certificate of Designation

Voting Rights:	The Series C Preferred Shares shall vote along with the Common Stock on an as converted basis and shall have two votes per share

On July 25, 2008, the Registrant entered into an agreement with Longview Fund, pursuant to which the Longview Fund exchanged 15,000,000 shares of its Common Stock for receipt of 1,000 shares of its Series C Preferred Stock.

Extension of Maturity Dates of Certain Notes

On or about August 12, 2008, Longview Fund, L.P. extended the maturity date of its promissory notes due from the Company and issued in June 2006 and December 2006 to January 15, 2010, and Alpha Capital Anstalt extended the maturity date of its promissory notes due from the Company and issued in November 2004, June 2006 and December 2006 to January 15, 2010. A further discussion of these notes is set forth in Note 4 above.

Events of Default Under Credit Agreement

On July 29, 2008, the Issuer received a letter from Comerica Bank, its senior secured lender, regarding covenant non-compliance for the period ending June 30, 2008. According to the letter, which references the August 30, 2007 Credit Agreement between the Issuer and Comerica Bank, Comerica Bank put the Issuer on notice that it has acknowledged that certain Defaults or Events of Default occurred as of June 30, 2008.

The letter concludes to state that at the time thereof the Bank was not taking action to enforce its rights, but that decision would not in any way be construed as a waiver of the Bank’s rights and remedies and was not an agreement to forbear from exercising its rights and remedies. Among rights and remedies available to Comerica Bank are acceleration of all amounts due under the Credit Agreement by Issuer to the Bank and foreclosure on the collateral securing the Loan, which is secured by a senior secured lien on all of the Issuer’s and its subsidiary’s assets.

Capital Resources and Liquidity

On June 30, 2008 DSEN had total assets of $9,108,853 compared to $8,928,290 on June 30, 2007, an increase of $180,563. The reason for the increase in assets is a result of decrease in accounts receivable and increase in the related party receivable. DSEN had a total stockholders' equity of $2,798,689 on June 30, 2008 compared to $4,282,354 on June 30, 2007, a decrease in equity of $1,483,665, which is due to the losses generated in the past year..

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On June 30, 2008 DSEN had Property and Equipment of $3,077,824 compared to $3,062,773 on June 30, 2007, or an increase of $15,051, net of depreciation for the six months. The increase is due to the opening of a new call center in Limon, Costa Rica in March, 2008.

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

DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN will need to raise additional capital to expand operations. DSEN will also need to raise immediate capital to refinance its credit facility with Comerica Bank, which matures on August 30, 2008. If it is unable to raise this capital, it may be unable to continue operations, if Comerica exercises its remedies against collateral which consists of a first lien on DSEN’s assets.

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

If DSEN needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of DSEN will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of DSEN's Common Stock. DSEN could incur significant amounts of indebtedness to finance its operations, and any such indebtedness could contain covenants, which would restrict DSEN's operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Accounting Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

(c) Reports on Form 8-K

Current Report on Form 8-K, filed on January 23, 2008

(d) Other Exhibits

Exhibit 3.12 Certificate of Designation for the Series C Preferred Stock
Exhibit 10.47 Letter Agreement with Longview Fund, L.P.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datascension, Inc.

/s/ D. Scott Kincer
D. Scott Kincer
President, Chairman and Director
(Principal Executive Officer)

/s/ David P. Lieberman
David P. Lieberman
(Principal Financial Officer)

Date: August 13, 2008