Form 10KSB/A
period 2007-12-31
DATASCENSION INC
filed 2008-10-09
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-KSB

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

THIS IS A “SHORT FORM” AMENDMENT TO FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007, AS PREVIOUSLY AMENDED PURSUANT TO AMENDMENT NO. 1 TO FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007, WHICH AMENDMENT WAS FILED WITH THE COMMISSION ON AUGUST 7, 2008. EXCEPT AS SPECIFICALLY AMENDED HEREBY, THE AMENDMENT NO. 1 REMAINS IN EFFECT AS FILED.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT:

Independent Auditors Report - 2006 & 2007	F-1

FINANCIAL STATEMENTS:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-6

NOTES TO FINANCIAL STATEMENTS:	F-7 to F-18

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
$-

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

	Year Ended December 31, 2006	Percent of Pretax Income

Expected	$14,133	34%
Valuation allowance	(14,133)	(34)%

Actual expense	$-	0%

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

40

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

41

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

Exhibit 31. Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

31.1 and 31.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

42

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

October 8, 2008

By:	/s/ D. Scott Kincer
D. Scott Kincer
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. SCOTT KINCER	President and Chief Executive Officer	October 8, 2008
D. Scott Kincer	and Director
(Principal Executive Officer)

/s/ DAVID LIEBERMAN	Chief Financial Officer and Director	October 8, 2008
David Lieberman	(Principal Accounting Officer)

/s/ JOSEPH HARMON	Chief Operating Officer and Director	October 8, 2008
Joseph Harmon

43