Form 10-Q
period 2008-09-30
DATASCENSION INC
filed 2008-12-22
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,307,361 shares outstanding, par value $.001 per share as of November 14, 2008. The Registrant has 508,500 shares of Preferred Stock Series B issued and outstanding as of November 14, 2008. The Registrant has 15,000 shares of Preferred Stock Series C issued and outstanding as of November 14, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements of Datascension, Inc., a Nevada corporation ("DSEN"), included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2008 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2008.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	09/30/2008	12/31/2007
	UNAUDITED	AUDITED

ASSETS

Current assets
Cash	$547,937	$46,930
Accounts receivable	2,443,897	3,071,764
Receivable due from related party	958,559	1,530,124
Prepaid expenses	39,695	56,666
Total current assets	3,990,088	4,705,484

Property and equipment, net of depreciation	1,551,020	3,146,788

Other assets
Website assets, net of amortization	-	3,207
Deposits	156,426	15,618
Goodwill	-	1,692,782
Total other assets	156,426	1,711,607

Total assets	$5,697,534	$9,563,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$314,324	$316,333
Accrued expenses	2,065,831	491,603
Short term notes payable	24,267	35,499
Loan payable to Comerica Bank	1,374,207	1,727,688
Current portion of long term debt	89,949	3,580,816
Total current liabilities	3,868,578	6,151,939

Long term debt	4,075,077	45,977
Long term debt notes payable, net of current portion	4,075,077	45,977

Total liabilities	7,943,655	6,197,916

Stockholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized 21,307,361 and 35,775,972 issued and outstanding at September 30, 2008 and December 31, 2007 respectively	21,307	35,776
Additional paid in capital, common stock	16,361,757	16,188,782
Preferred stock, Series B, $0.001 par value, 10,000,000 shares authorized, 505,500 shares issued and outstanding at September 30, 2008 and December 31, 2007	506	506
Additional paid in capital, preferred Series B	481,994	481,994
Preferred stock, Series C, $.001 par value, 1,000 shares authorized, 15,000 shares issued and outstanding at September 30, 2008	1	-
Additional paid in capital, preferred Series C	14,999	-
Treasury stock (15,095,833 shares), at cost	(134,388)	(134,388)
Accumulated deficit	(18,992,297)	(13,206,707)
Total stockholders' equity	(2,246,121)	3,365,963

Total liabilities and stockholders' equity	$5,697,534	$9,563,879

The accompanying notes to the financial statements should be read in conjunction with the above financial statements

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three months	Three months	Nine months	Nine months
	Ended	ended	ended	ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007

Revenues	$3,975,576	$5,140,592	$14,014,679	$14,783,286

Cost of goods sold	3,479,922	4,665,902	12,359,564	12,566,031

Gross profit	495,654	474,690	1,655,115	2,217,255

Expenses:
Selling, general and administrative	611,806	553,253	1,962,982	1,668,909
Depreciation and amortization	60,499	60,460	181,377	163,581
Total expenses	672,305	613,713	2,144,359	1,832,490

Operating Income	(176,651)	(139,023)	(489,244)	384,765

Other income(expense):
Interest expense	(220,858)	(279,986)	(649,046)	(794,693)
Loss on write off of goodwill	(1,692,782)	-	(1,692,782)	-
Loss on write off of property and equipment	(2,950,452)	-	(2,950,452)	-
Loss on write off of website assets	(3,207)	-	(3,207)	-
Total other income (expense)	(4,867,299)	(279,986)	(5,295,487)	(794,693)

Net income (loss) before income taxes	(5,043,950)	(419,009)	(5,784,731)	(409,928)
Income taxes	859	-	859	-

Net loss	$(5,044,809)	$(419,009)	$(5,785,590)	$(409,928)

Basic weighted average number of common shares outstanding	25,220,404	32,624,562	32,472,111	27,925,198

Diluted weighted average number of common shares outstanding	25,220,404	32,624,562	32,472,111	27,925,198

Basic net loss per share	$(0.20)	$(0.01)	$(0.18)	$(0.01)

Diluted net loss per share	$(0.20)	$(0.01)	$(0.18)	$(0.01)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Unaudited	Unaudited
	For the	For the
	Nine months ended	Nine months ended
	9/30/2008	9/30/2007

Cash flows from operating activities
Net loss	$(5,785,590)	$(409,928)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization	181,377	163,581
Loss on write off of goodwill	1,692,782	-
Loss on write off of property and equipment	2,950,452	-
Loss on write off of property and equipment - subsidiary company	(1,484,147)	-
Loss on write off of website assets	3,207	-
Issuance of common stock for services	173,506	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	627,867	(929,138)
Decrease (increase) in prepaid expenses	16,971	(543,903)
(Increase) decrease in deposits	(140,808)	26,131
Decrease in accounts payable	(2,009)	(16,039)
Increase in accrued expenses	1,574,228	32,623
Net cash used by operating activities	(192,164)	(1,676,673)

Cash flows from investing activities
Purchases of property and equipment	(51,914)	(229,898)
Net cash used by investing activities	(51,914)	(229,898)

Cash flows from financing activities
Increase (decrease) in notes payable	527,001	881,978
Increase (decrease) in loan payable to Comerica Bank	(353,481)	-
Increase (decrease) in convertible debt/notes payable	-	(2,313,914)
Issuance of common stock	-	3,051,368
Decrease in receivable due from related party	571,565	-
Net cash provided by financing activities	745,085	1,619,432

Net increase (decrease) in cash	501,007	(287,139)
Cash, beginning balance	46,930	592,289

Cash, ending balance	$547,937	$305,150

Interest paid	$130,167	$370,625

Taxes paid	$859	$2,400

Supplemental disclosure of non-cash transactions

Debt converted to equity	$-	$3,025,000

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Datascension, Inc. (the "Company") (formerly known as Nutek, Inc.) was incorporated in August 1991 under the laws of the State of Nevada as Nutek, Inc. and is engaged in the market research industry.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the periods reported. Actual results may differ from these estimates.

Comprehensive Income

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the year ended December 31, 2007 and for the periods presented.

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

Intangible Assets

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but reviewed annually, or sooner if deemed necessary, for impairment. Intangible assets with finite lives are amortized over the useful life. Under guidance from SFAS No. 142, management has determined that the assets in the subsidiaries determined to be discontinued operations should be impaired. The respective assets have been written down. See Note 13, Discontinued Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the periods presented. The net income (loss) for the period  is divided by the weighted average number of shares outstanding for that period to arrive at  net income per share.

Diluted net income (loss) per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Compensated Absences

The Company has made no accrual for vacation or sick pay because the Company does not provide for these benefits.

Advertising

Advertising costs are expensed when incurred. Advertising for the year ended December 31, 2007 amounted to $9,000 and for the nine months ended September 30, 2008 amounted to $31,382.

Research and Development

The Company expenses its research and development costs in the periods incurred.

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

During the year ended December 31, 2007, the Company had three major clients, Ipsos-Reid (21.2%), Orbis (10.6%), and Synovate (8.3%). During the nine months ended September 30, 2008, the Company had nine major clients, which accounted for 66.1% of the company’s business. Management believes the loss of one of these clients would affect the operations of the company in the short term.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

NOTE 3 – RECEIVABLE DUE FROM RELATED PARTY

The Company has a receivable due from Datascension, S.A. in the amount of $1,496,560, which is prepayment for various operating expenses. Datascension S.A. is controlled by Scott Kincer but is now consolidated with Datascension, Inc. for accounting purposes.  The amount is non-interest bearing and due on demand.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of September 30, 2008:

Computer equipment	$611,899
Office equipment	420,064

Lease	904,377
Vehicles	127,439
Software	15,983
2,079,762
Less accumulated depreciation and amortization	528,742
$1,551,020

Depreciation expense for the nine months ended September 30, 2008 was $181,377.

NOTE 5 – WRITEOFF AND WRITEDOWN OF ASSETS

Datascension also incurred a writedown of $4,646,441 in assets as of September 30, 2008.  The following constituted the writedown in assets as of September 30, 2008:

Leasehold improvements	$1,989,326
Machinery and equipment	922,889
Office equipment	1,072,913
Software	230,000

Sub-total	4,215,128
Less accumulated amortization & depreciation	1,264,676

Total write-off of property and equipment	2,950,452
Write-off Goodwill and website	1,695,989

Total	$4,646,441

NOTE 6 - NOTES PAYABLE

Since November 2004, the Company had entered into several different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes  be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of September 30, 2008.

Upon the entering into of the December 2006 transaction, the company removed all of the prior derivative liability portions of the convertible debt, as all clauses had been removed from the debts and agreements. This resulted in an expense to remove the debt discounts that were previously being accreted, as well as the financing costs being accreted over the remaining term. Concurrently, there was an income item reported  for a corresponding write off of the liabilities associated with derivatives and the warrant liabilities on the books.

NOTES PAYABLE - $1,875,000, NOVEMBER 2004

In November 2004, the Company issued $1,875,000 in principal amount of Notes to third parties. As part of the financing transaction, the Company issued warrants to purchase 3,125,000 shares of common stock at a per share purchase price of $0.30 per share.

The Notes accrue interest at a rate of prime + 3% per annum. The Notes were  due and payable in November 2007. The convertible note and warrant documents were filed in an 8-K by the Company on November 23, 2004. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on November 23, 2004. The $1,875,000 in proceeds from the financing transaction were originally allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $170,061 of remaining value to be allocated to the Note on the financial statements. The debt discount was being accreted using the effective interest method over the term of the note.

In 2007, 6,559,919 shares were issued to settle $2,055,065 of principal and interest on the convertible notes. An additional 2,841,667 shares were issued to satisfy outstanding warrants.

As of September 30, 2008, the unpaid principal amount due on the remaining note to Alpha Capital Anstalt is $157,500. The note holder has extended the due date of this note to June, 2009. There is accrued and unpaid interest of $ 47,237.

NOTES PAYABLE - $2,274,288, JUNE 2006

In June 2006, the Company issued two notes to third parties. One note had a principal amount of $1,702,859 and the other note had a principal amount of $571,429. As part of the financing transaction, the Company issued warrants to purchase 4,865,311 shares of common stock at a per share purchase price of $0.40 per share.

The Notes accrue interest at a rate of 6% per annum. Interest is to be paid quarterly. Should the interest payment be in default then the interest rate increases to 10%. The Notes are due and payable in June 2008. After a thorough review of the terms of the note and respective covenants, the Company has presented the entire debt as a current liability on the balance sheet. The convertible note and warrant documents were filed in an 8-K by the Company on June 16, 2006. The Note was entered into pursuant to the terms of a subscription agreement between the Company and the Holder, which was also included in the 8-K filed on June 16, 2006. The $1,702,859 in proceeds from the financing transaction were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $318,796 of remaining value to be allocated to the Note on the financial statements. The debt discount was being accreted using the effective interest method over the term of the note.

In December, 2007, accrued interest of $25,753 was added to the note due the Longview Fund LP increasing the principal amount of the note to $1,728,612.  The note holders have extended the due date of the notes to January 15, 2010.

As of September 30, 2008, both notes are unpaid and there is $223,599 of accrued interest.

NOTES PAYABLE - $2,065,458, DECEMBER 2006

In December 2006, the Company issued $2,065,458 in principal amount of Notes to third parties. As part of the financing transaction, 1,280,000 warrants were issued to the note holders of the December 2006 notes with a 5 year term and a $0.45 exercise price. In 2007, the note holder converted some debt and interest into shares of stock along with the exercise of the warrants which were attached to the note.

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

The note holders have extended the due date of the notes to January 15, 2010.

In December, 2007 accrued interest of $40,685 was added to the note due the Longview Fund LP increasing the amount of the note at December 31, 2007 to $1,193,643. The remaining note in the amount of $571,429 is due to Alpha Capital Anstalt.

The note is unpaid and there is $ 112,252 of accrued interest outstanding at September 30, 2008.

In December, 2007, the Company issued a Secured Promissory Note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.  The interest rate on this note has increased to the 18% default rate.

At September 30, 2008, this note is unpaid and there is $18,745 of accrued interest.

OTHER NOTES

The Company had entered into long-term notes payable. These notes have been paid down to the current balances due within the next twelve months.

Note payable to a lender, monthly payments of $10,044 inclusive of 15.00% annual interest through May 2009. At September 30, 2008 the balance due was $76,019.

Note payable to a lender, monthly payments of $2,424 inclusive of 15.00% annual interest through March, 2009. At September 30, 2008 the balance due was $13,930.

Total Current portion of Notes Payable	$89,949
Principal maturities are as follows:

Twelve months ended December 31, 2008	$34,461
Twelve months ended December 31, 2009	55.488
$89.949

Additionally, the company has the following short term notes payable as of September 30, 2008.

Wells Fargo Bank	$24,267

On or about September 4, 2008, the Company borrowed $400,000 from three individuals.  The Notes have a term of 18 months from the date of issuance and bear interest at the rate of $12% per annum.  Interest is due and payable quarterly in arrears during the term of the Notes and principal and accrued and unpaid interest are due in full at maturity.  Warrants to purchase 250,000 shares of the Company’s common stock were issued in connection therewith.  The warrants have an exercise price of $.10 per share and a term of five years from the date of issuance.

NOTE 7 - STOCKHOLDERS' EQUITY

In the nine months ended September 30, 2008, 221,389 shares were issued to the Longview Fund, LP for past due interest, 200,000 shares were issued for services rendered that had been accrued at December 31, 2007 and 30,000 shares were issued to Bob Sandelman, a former director for services rendered as a director. In May, 2008, 80,000 shares were issued in settlement of contract entered into for professional services.

On July 25, 2008, the Company entered into an agreement with Longview Fund, pursuant to which the Longview Fund exchanged 15,000,000 shares of its Common Stock for receipt of 1,000 shares of its Series C Preferred Stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

Series C Preferred Stock

On July 25, 2008, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada authorizing a series of preferred stock, under its articles of incorporation, known as “Series C Preferred Stock”. This Certificate of Designation was approved by the Registrant’s Board of Directors. The Certificate of Designation sets forth the following terms for the Series C Preferred Stock:

Authorized Shares:	1,000

Per Share Stated Value:	$15,000

Liquidation Preference:	Per share Stated Value

Conversion Price into Common Stock:	$.30 per share, as adjusted from time to time as set forth in the Certificate of Designation

Voting Rights:	The Series C Preferred Shares shall vote along with the Common Stock on an as converted basis and shall have two votes per share

On July 25, 2008, the Company entered into an agreement with Longview Fund, pursuant to which the Longview Fund exchanged 15,000,000 shares of its Common Stock for receipt of 1,000 shares of its Series C Preferred Stock.

Extension of Maturity Dates of Certain Notes

On or about August 12, 2008, Longview Fund, L.P. extended the maturity date of its promissory notes due from the Company and issued in June 2006 and December 2006 to January 15, 2010, and Alpha Capital Anstalt extended the maturity date of its promissory notes due from the Company and issued in November 2004, June 2006 and December 2006 to January 15, 2010. A further discussion of these notes is set forth in Note 6 above.

Longview Fund

As of September 30, 2008, Longview Fund, L.P. owned 49.9% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.5% voting control of the Company. See Note 6 for a description of promissory notes of the Company issued to Longview Fund, L.P. and this footnote supra  for a further description of the Series C Preferred Stock.

Longview Fund, L.P. may take actions that conflict with the interests of other shareholders. Due to the 64.5% ownership of voting control, Longview Fund, L.P. has substantial control over the Company and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of the Company’s voting stock. See Note 6 above for a discussion of certain promissory notes due by the Company to Longview Fund, L.P.

The Company has a receivable due from Datascension, S.A. in the amount of $1,496,560, which is prepayment for various operating expenses. Datascension S.A. is controlled by Scott Kincer but is now consolidated with Datascension, Inc. for accounting purposes.   The amount is non-interest bearing and due on demand.

During the nine months ended September 30, 2008, the company billed approximately $ 1,058,369 to Sandelman & Associates, a company controlled by a former board member, which amounted to 7.5% of total revenue for the period.

NOTE 9 - FOREIGN OPERATIONS

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

NOTE 10 – CREDIT AGREEMENT

On September 6, 2007, Datascension, Inc. (the “Company”), as borrower, entered into a Credit Agreement with Comerica Bank, as lender (dated as of August 30, 2007), which provides for a revolving credit facility of up to $2,000,000. The Credit Agreement provides for a one year term, and outstanding balances bear interest at the rate equal to the prime rate (as determined by Comerica Bank from time to time) plus two percent (2%). Under the Credit Agreement, the Company may borrow funds from Comerica Bank from time to time in an amount equal to 85% of eligible receivables (as set forth in the Credit Agreement), and all advances under the Credit Agreement are secured by a first lien against all of the assets of Datascension, Inc. and its subsidiary, Datascension, Inc. (a California corporation), as well as a pledge of the stock of the subsidiary. As of September 30, 2008, the amount due under the Credit Agreement was $1,374,207. The Company is in default of certain covenants under the Credit Agreement at September 30, 2008, and was subsequently paid off in full on or about November 7, 2008.  See subsequent events in Note 11.

NOTE 11 – SUBSEQUENT EVENTS

Auditor

On November 7, 2008, the Company notified Larry O’Donnell, CPA, the independent accountant engaged as the principal accountant to audit the financial statements of the Company, that he was dismissed as the Company’s independent registered accountant, effective immediately.

On November 5, 2008, the Company engaged KBL, LLP, as its independent registered accounting firm. The decision to change accountants was recommended and approved by Company’s Board of Directors.

Wells Fargo

On November 7, 2008, the Company entered into an Account Purchase Agreement (“Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo has agreed to purchase certain accounts receivable from the Company from time to time, up to $4.5 million, at a price equal to the face value of each such receivable less a discount equal to .5% plus the then existing prime rate, plus three percent plus other fees and charges. Any accounts sold to Wells Fargo for which payment is not received within the proscribed time periods in the Agreement shall be subject to repurchase by the Company. To secure this repurchase and other obligations of the Company thereunder, the Company granted a first lien on all of its assets to Wells Fargo. In connection therewith, the Longview Fund and Alpha Capital Anstalt agreed to subordinate their security interests in the Company’s collateral to the security interests of Wells Fargo.

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2008 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

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

Results of Operations

Analysis of the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

For the nine months, ended September 30, 2008, DSEN has generated $14,014,679 in revenues compared to $14,783,286 in revenues for the nine months ended September 30, 2007, for a decrease of $768,607. The decrease in revenue is a result of losing Orbis, Inc., a cost plus client beginning in May, 2008.

Cost of goods sold for the nine months ended September 30, 2008 was $12,359,564 compared to $12,566,031 for the nine months ended September 30, 2007 or a decrease of $206,467. This decrease was due to a decrease in hourly personnel.

Total selling, general and administrative expenses increased to $1,962,982 for the nine months ended September 30, 2008 from $1,668,909 for the nine months ended September 30, 2007, or an increase of $294,073. The increase is partially due to the hiring of a fulltime CFO and a salesperson to market inbound services. Both employees started January 1, 2008. The hiring of these two individuals along with additional marketing to clients in the US has increased all expenses related to travel between the US and Costa Rica.

Depreciation expense for the nine months ended September 30, 2008 was $181,377 compared to $163,581 for the nine months ended September 30, 2007, or an increase of $17,796.

Interest expense for the nine months ended September 30, 2008 was $649,046 compared to $794,693  for the nine months ended September 30, 2007 a decrease of $ 145,647. This decrease is due to the conversion of debt held by Longview Fund LP into stock in June, 2007.

Datascension also incurred a writedown of $4,646,441 in assets for the nine-months ended September 30, 2008 as compared to no writedown in assets during the nine-months ended September 30, 2007, or an increase of $4,646,441.  The following constituted the writedown in assets as of September 30, 2008:

Leasehold improvements	$1,989,326
Machinery and equipment	922,889
Office equipment	1,072,913
Software	230,000

Sub-total	4,215,128
Less accumulated amortization & depreciation	1,264,676

Total write-off of property and equipment	2,950,452
Write-off Goodwill and website	1,695,989

Total	$4,646,441

Datascension generated a net loss of $5,785,590 for the nine months ended September 30, 2008, versus a net loss of $409,928 for the same period in 2007. The difference of $5,375,662 is primarily a result of the writedown of $4,646,441 in assets and the decrease in gross profits of $562,140.

For the nine months ended September 30, 2008, DSEN increased its working capital by a net amount of $1,567,965 from $(1,446,455) as of December 31, 2007 to $121,510 as of September 30, 2008. This is mainly due to a decrease in the current portion of long term debt of approximately $3.5 million partially offset by an increase in accrued expenses of approximately $1.5 million.

Significant Subsequent Events occurring after September 30, 2008:

Auditor

On November 7, 2008, the Company notified Larry O’Donnell, CPA, the independent accountant engaged as the principal accountant to audit the financial statements of the Company, that he was dismissed as the Company’s independent registered accountant, effective immediately.

On November 5, 2008, the Company engaged KBL, LLP, as its independent registered accounting firm. The decision to change accountants was recommended and approved by Company’s Board of Directors.

Wells Fargo

On November 7, 2008, the Company entered into an Account Purchase Agreement (“Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo has agreed to purchase certain accounts receivable from the Company from time to time, up to $4.5 million, at a price equal to the face value of each such receivable less a discount equal to .5% plus the then existing prime rate, plus three percent plus other fees and charges. Any accounts sold to Wells Fargo for which payment is not received within the proscribed time periods in the Agreement shall be subject to repurchase by the Company. To secure this repurchase and other obligations of the Company thereunder, the Company granted a first lien on all of its assets to Wells Fargo. In connection therewith, the Longview Fund and Alpha Capital Anstalt agreed to subordinate their security interests in the Company’s collateral to the security interests of Wells Fargo.

Capital Resources and Liquidity

On September 30, 2008 DSEN had total assets of $5,697,534 compared to $9,563,879 on September 30, 2007, a decrease of $3,866,345. The reason for the decrease in assets is a result of the write off of Goodwill and Property and Equipment.  DSEN had a total stockholders' equity of $2,246,121 on September 30, 2008 compared to $3,365,963 on September 30, 2007, a decrease in equity of $1,119,842, which is due to the losses generated in the past year.

All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

On September 30, 2008 DSEN had Property and Equipment of $1,551,020 compared to $3,146,788 on September 30, 2007, or a decrease of $1,595,768, net of depreciation for the nine months. The decrease is due to the write off assets that were previously located in Brea, California.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Accounting Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

(c) Reports on Form 8-K

Current Report on Form 8-K, filed on January 23, 2008

Current Report on Form 8-K, filed on July 24, 2008

Current Report on Form 8-K, filed on July 31, 2008

Current Report on Form 8-K, filed on August 1, 2008

Current Report on Form 8-K/A, filed on August 15, 2008

(d) Other Exhibits

Exhibit 10.48 Account Purchase Agreement with Wells Fargo Bank

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datascension, Inc.

/s/ D. Scott Kincer
D. Scott Kincer
President, Chairman and Director
(Principal Executive Officer)

/s/ David P. Lieberman
David P. Lieberman
(Principal Financial Officer)

Date: December __, 2008