Form 10-K
period 2008-12-31
DATASCENSION INC
filed 2009-04-14
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-29087

DATASCENSION, INC.
(Name of registrant in its charter)

Nevada	87-0374623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

532 PIMA CANYON COURT	89144
LAS VEGAS, NEVADA	(Zip Code)

702-233-6785
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shel1 company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State registrant’s revenues for its most recent fiscal year.  $18,056,808

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of April 9, 2009 was approximately $1,674,532.  The number of shares outstanding of the registrant’s Common Stock, as of April 9, 2009, was 21,307,261 shares.

Documents Incorporated by Reference
None.

TABLE OF CONTENTS

PART I

Forward-Looking Statements

This annual report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 1A, “Risk Factors” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and included elsewhere in this report.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Entity History

Datascension, Inc. (“DSEN”, “Datascension” or the “Company”) (formerly known as Nutek)  was incorporated under the laws of the State of Nevada, on August 23, 1991, under the name Swiss Technique, Inc. The original Articles of Incorporation of DSEN authorized the issuance of fifty million (50,000,000) shares of common stock with a par value of $0.001. On August 23, 1991, pursuant to Section 78.486, Nevada Revised Statutes as amended, DSEN filed with the Nevada Secretary of State Articles of Merger, whereby DSEN merged with Sun Investments, Inc., a Utah corporation. On or about April 10, 1992, DSEN filed Articles of Amendment to the Articles of Incorporation with the Secretary of State of Nevada, authorizing five million (5,000,000) shares of Preferred Stock , par value of $0.001 per share, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors of DSEN. DSEN  on or about March 3, 1995 changed its name from Swiss Technique, Inc., to Nutek, Inc. pursuant to a Certificate of Amendment to its Articles of Incorporation filed with the Secretary of State of Nevada .

Pursuant to an amendment to its Articles of Incorporation, duly filed in Nevada, the Company changed its name to Datascension, Inc. in January 2004.

The Company currently has no operational subsidiary as Datascension International, Inc. was merged into the Company during 2008. DSEN had four other subsidiaries which were disposed of as follows:, the non operating entities, Kristi & Co, Inc and SRC International, Inc were discontinued and written down as of December 31, 2004. Century Innovations, Inc and Nutek Oil, Inc were spun off also as of December 31, 2004, as separate operating entities which are managed and operated by independent management.

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

DSEN's mailing address is: 532 Pima Canyon Court, Las Vegas, Nevada 89144, 702-233-6785. The Company website can be found at www.datascension.com.

(b) Business of Issuer

On July 2, 2001, the DSEN acquired 100% of the issued and outstanding stock of Datascension International. DSEN is a data gathering and research company. Its expertise is in the collection, storage, processing and interpretation of data. DSEN’s management team has significant experience in working with clients to gather the information they need to make changes or advancements to their operations. DSEN services a variety of industries and customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to customer service, quality assurance and on-time project management.

1) Principal Products, Services and Principal Markets.

Services

Telephone Interviewing (CATI or Paper)
Currently, Datascension's CATI telephone facility employs approximately 1200 part- and full-time telephone interviewers, many of whom are bilingual in Spanish and English. Datascension and other leading research agencies have found that streamlining their systems with integrated CATI and automatic dialing capabilities have resulted in quicker turnaround, lower costs and increased field capacity for phone research projects.

Internet Data Collection

Datascension has a full-time programming staff experienced in designing various types of web surveys, web panels, and data collection sites.

Database Engineering

Datascension has the expertise to create databases from very small to complex fully relational databases. Its database software allows the end-user to connect to Datascension’s system via the Internet and run reports and pull data with relatively no training.

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

Bilingual Interviewing

People of Hispanic or Latino descent comprise approximately 12.5% of the US population, according to 2000 US Census figures. Datascension has recognized the importance of surveying this population. Datascension has begun a more concerted effort to target the Hispanic community and garner their input as a separate and unique segment of our society.   To that end, we contract a number of bilingual interviewers who are skilled in conducting research in both Spanish and English.

Major Clients

During the year ended December 31, 2008, the Company had five major clients , Ipsos-Reid (15.0%), Synovate  (11.6%), Nielsen (8.3%), Sandelman & Associates  (8.0%) and Superfly Advertising (6.2%). Management believes the loss of one of these key clients could materially affect the operations of the company in the short term.

Approximately 98% of the revenue generated is from the telephone interviewing and customer service with approximately 2% coming from the data services and programming division. Customers are located through referrals from existing customers and from leads generated by our sales staff.

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

2) Employees/Contract workers

DSEN currently has both employees and contracted help. The employees have residence in the US but spend most of their time in Costa Rica managing the Company.  In addition to the seven Company employees, of which (5) are Officers of DSEN, the Company employs approximately 1200 contracted individuals working for DSEN of which 160 are full-time.

3) Competition

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

ITEM 1A.  RISK FACTORS

Risks Relating to our Business:

1. Efforts to expand operations through developing new services, features and functions may drain capital resources if not successful.

There can be no assurance that we will be able to expand operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market value and acceptance. Furthermore, any new business launched by us that is not favorably received by consumers could drain us of needed capital, damage our reputation and diminish the value of our brand name.

Expansion of our operations would require significant expenditure for development, operation setup, and training of our management, financial and operational resources. Any lack of market acceptance of our products or services would result in the inability to generate satisfactory revenues and to offset our costs of the expansion, which could have a material adverse effect on our results of operations and financial condition.

2. Efforts to establish brand identity is costly and failure to succeed could adversely affect our ability to grow.

We believe that establishing and maintaining brand identity is a critical aspect of our efforts to attract new customers. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, we intend to make a commitment to the creation and maintenance of brand loyalty among these groups. We plan to accomplish this, although not exclusively, through advertising our products and services through our Web site, through the various search engines, through other Web sites and marketing our site to businesses and customers through e-mail, online media, trade publications, trade shows and other marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by us in building our brands. If we fail to promote and maintain our brand or incurs substantial expenses in an attempt to promote and maintain our brand or our existing or future strategic relationships fail to promote our brand or increase brand awareness, our business, results of operations and financial condition would be materially adversely affected.

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

Results of operations in any quarterly or annual period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly and annual operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

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

The loss of the services of Lou Persico, our Chief Executive Officer, David Lieberman, our Chief Financial Officer or Joseph Harmon, our Chief Operating Officer, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals.

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

We derived approximately 72.9% of our total net revenues from 10 clients in the year ended December 31, 2008. If we were to lose, or if there were a material reduction in business from, one or more of these clients or our other significant clients, our net revenues might decline substantially.

Our ten largest clients accounted for $13,160,656 of revenues, or approximately 72.9%, of our total net revenues for the year ended December 31, 2008. If we lose business from any of our top ten clients, our net revenues may decline substantially.

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

We believe that our existing cash and cash equivalents will be sufficient to support our anticipated cash needs through 2009. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

Risk Related to Doing Business Offshore

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

Risk Relating to our Industry

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

Risks Relating to our Stock and Financing Arrangements:

1. The overhang effect from the resale of the selling shareholders securities on the market could result in lower stock prices when converted.

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

•     The brokerage companies compensation for the trade.

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

4. Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transactions in our stock cumbersome and may reduce the value of an investment in DSEN’s stock.

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

On November 7, 2008, we entered into an Account Purchase Agreement (“Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo has agreed to purchase certain accounts receivable from we from time to time, up to $4.5 million, at a price equal to the face value of each such receivable less a discount equal to .5% plus the then existing prime rate, plus three percent plus other fees and charges. Any accounts sold to Wells Fargo for which payment is not received within the proscribed time periods in the Agreement shall be subject to repurchase by we. To secure this repurchase and other obligations of we thereunder, we granted a first lien on all of its assets to Wells Fargo. In connection therewith, the Longview Fund and Alpha Capital Anstalt agreed to subordinate their security interests in our collateral to the security interests of Wells Fargo.

Accordingly, if we were to default under this arrangement, Wells Fargo would be able to foreclose on all of our assets, possibly leaving us with no operating business or assets.

ITEM 2. DESCRIPTION OF PROPERTY.
The principal office of 5,102 square feet of office space at 145 State College Blvd., Ste. 350,   Brea California 92821 was sub-leased in July, 2007. Net rent expense recorded during 2008 and 2007 was $7,502 and $54,030, respectively.

The address of the Costa Rica facility is: Datascension Mall San Pedro, Quatro Piso, antiguo Planet Mall, San Pedro, San Jose, Costa Rica, where the Company leases approximately 42,831 square feet. The Company also leases approximately 22,368 square feet in Limon, Costa Rica which is cancellable on 30 days’ prior notice.  The details on the leases, which are all cancellable on 90 days’ prior notice, comprising the new Costa Rica facility (described below) are as follows:

Floor	Under Name	Monthly Amount	Starting date	Ending Date
Apartments	Marcas La Union S.A.	$8,700	1-Nov-06	30-Oct-2011
Rent 3th Floor	Arrendamientos Capitulo Zeta	$2,766	15-Mar-08	15-Mar-2011
Rent Ciber City	Arrendadora Coturno S.A	$2,685	15-May-06	15-May-2013
Rent Planet Mall	Increible Universo M.O.S.A	$20,610	1-May-06	1-May-2013
		$34,761

DSEN is of the opinion that the current locations it uses are suitable, adequate, and in reasonably good condition for current as well as for future operations and business.

ITEM 3. LEGAL PROCEEDINGS.

DSEN is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of DSEN is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

DSEN is not currently a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding. The below referenced case was settled in the first quarter of 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

Datascension, Inc., Common Stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "DSEN". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split. As of December 31, 2008, DSEN had approximately 1,175 shareholders of record.

Period	High	Low
Calendar Year 2007

March 31, 2007	0.65	0.36
June 30, 2007	0.85	0.35
September 30, 2007	0.90	0.45
December 31, 2007	0.69	0.26

Calendar Year 2008

March 31, 2008	0.63	0.30
June 30, 2008	0.30	0.09
September 30, 2008	0.09	0.06
December 31, 2008	0.11	0.01

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

Shareholders of Record and Outstanding Shares

The authorized capital stock of DSEN consists of 200,000,000 shares of common stock with a par value of $.001 per share and 20,000,000 shares of preferred stock with a par value of $.001 per share.

As of December 31, 2008, DSEN had 21,307,361 shares of its $.001 par value common voting stock issued and outstanding which are held by 1,175 shareholders of record. As of December 31, 2008, there were 505,900 shares of Series B Preferred Stock outstanding.   DSEN has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

Reverse Split

On November 4, 2004, Datascension Inc., announced its board of directors authorized a reverse split of the company's common stock at a ratio of one-for-ten.  The reverse split, which was approved by the Company's stockholders at the last shareholder meeting, took effect on November 5, 2004. Each ten shares of the Company's issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued. Holders of fractional shares received shares rounded to the nearest whole share.  The reverse split affected all of stockholders uniformly and did not affect any stockholder's percentage ownership interests in the Company or proportionate voting power.

Preferred Shares

The Series B preferred shares pursuant to the certificate of designation were to be converted two years after issuance.  To date this conversion has not been completed.

Securities Authorized for Issuance under Equity Compensation Plans

 No securities were issued under an equity compensation plan in 2008.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, the Company issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

221,389 shares of common stock were issued to settle $77,826 of accrued interest

200,000 shares of common stock were issued to a consultant as compensation, valued at $60,000

30,000   shares of common stock were issued to a director for fees, valued at $11,700

80,000   shares of common stock were issued to settle an agreement for services, valued at $24,000

50,000   stock options were issued to employees, valued at $15,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

DSEN’s capital resources are comprised primarily of private investors, who are either existing contacts of DSEN’s current or past management or who come to the attention of the Company through brokers, financial institutions and other intermediaries. DSEN’s access to capital is always dependent upon general financial market conditions. DSEN's capital resources are not anticipated to change materially in 2009.

DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital in that it has a receivables purchase line with Wells Fargo.

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

DSEN has a contractual restriction on its ability to incur debt. Pursuant to subscription agreements for certain of its fundings, DSEN cannot enter into any further equity or convertible debt financings, without consent, until the date the notes has been fully paid.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the calendar year ended December 31, 2008, the Company generated $18,056,808 in revenues as compared to $20,260,054 during the calendar year ended December 31, 2007, a decrease of $2,203,246 or 10.9%. For the calendar year ended December 31, 2008, the Company’s cost of goods sold was $15,955,766 as compared to $17,780,061 during the calendar year ended December 31, 2007, a decrease of $1,824,295 or 10.2%. For the calendar year ended December, 31, 2008, the Company generated a gross profit of $2,101,042 compared to $2,479,993 for the calendar year ended December 31, 2007, a decrease of $378,951or 15.2%. The decrease in revenue and  in cost of goods sold resulted primarily in the loss of Orbis, Inc. a “cost plus” client in May, 2008.   Cost plus business generates a lower gross profit margin; therefore, a greater reduction in cost of sales as a percentage of the total business when this business is lost. For the calendar year ended December 31, 2008, the Company increased its working capital position by $77,012 from $(1,446,455) as of December 31, 2007 to $ (1,369,443) as of December 31, 2008.

Analysis of the calendar year ended December 31, 2008 compared to the calendar year ended December 31, 2007.

The Company had a net loss of $6,503,644 for the calendar year ended December 31, 2008 compared to a net loss of $907,311 for the calendar year ended December 31, 2007, an increase in net loss of $5,596,333. The increase in net loss was attributable to the write-off of Goodwill and fixed assets.  In addition, the Company’s business decreased due to the loss of a significant customer and the increase in additional senior personal.

Total expenses increased to $3,184,560 for the calendar year ended December 31, 2008 from $2,387,671 for the calendar year ended December 31, 2007, an increase of $796,889. The increase in expenses related mainly to the hiring of a full time CFO and a Vice President of Inbound Sales, increased costs related to increasing the number of members of the Board of Directors along with increased compliance and audit costs related to the filing of amendments filed with the SEC and additional marketing costs.

Depreciation expense for the calendar year ended December 31, 2008 was $381,245 compared to $215,311 for the calendar year ended December 31, 2007, an increase of $165,934.

Interest expense for the calendar year ended December 31, 2008 was $1,087,403 compared to $1,006,815 for the calendar year ended December 31, 2007 an increase of $80,588.

Liquidity and Capital Resources

Liquidity

For the calendar year ended December 31, 2008, the Company increased its working capital position by $77,012 from $(1,446,455) as of December 31, 2007 to $(1,369,443) as of December 31, 2008 as a result of certain debtholders extending the maturity date of notes payable from the Company to them.

Management believes that its revenues from operations and collections on accounts receivable will meet its minimum general and administrative cost requirements and provide the basic liquidity DSEN needs to operate at current levels over the next twelve months.

Wells Fargo

On November 7, 2008, the Company entered into an Account Purchase Agreement (“Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo agreed to purchase certain accounts receivable from the Company from time to time, up to $4.5 million, at a price equal to the face value of each such receivable less a discount equal to .5% plus the then existing prime rate, plus three percent plus other fees and charges. Any accounts sold to Wells Fargo for which payment is not received within the proscribed time periods in the Agreement shall be subject to repurchase by the Company. To secure this repurchase and other obligations of the Company thereunder, the Company granted a first lien on all of its assets to Wells Fargo. In connection therewith, the Longview Fund and Alpha Capital Anstalt agreed to subordinate their security interests in the Company’s collateral to the security interests of Wells Fargo.

The short term source of liquidity is from operations. Any long term needs that are above and beyond what is derived from operations would come from outside sources. The long term needs and possible sources of funds are not identified at this time. If required, DSEN could stop growing and hold operations at the current level without any need for additional funding. However, additional funding will be required to execute its business plan of expanding the Costa Rica operations in order to expand the inbound call center initiative above what was accomplished in 2008 in terms of utilizing capacity at its new facility. The balance of the funding required to execute DSEN's planning will need to be obtained from other sources such as debt or the sale of additional equity.

The call center initiative is as follows: we currently utilize the majority of our interviewing stations for no more than six hours per day. The majority of those six hour shifts are during the early afternoon/evening. We are pursuing day time work.

On December 31, 2008 DSEN had total assets of $3,141,150 compared to $9,563,879 on December 31, 2007, a decrease of $6,422,729. The decrease in assets is the result of the write off of goodwill in the amount of $1,692,782, the net write off of fixed assets $2,606,644 and the sale of receivables to Wells Fargo Business Credit.  DSEN had a total stockholders' equity (deficit) of $(3,775,137) on December 31, 2008 compared to $3,365,963 on December 31, 2007, a decrease in equity of $7,141,100.

Capital Resources

The Registrant's capital resources are comprised primarily of private investors who are either existing contacts of Datascension's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. Datascension's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations.

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

The Company has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Company’s business, there are no trends in the nature of its capital resources which could be considered predictable.

Inflation

The Company's results of operations have not been affected by inflation; however,  management does expect inflation may have a material impact on its operations in the future.

Off-Balance Sheet Arrangements.

The company currently does not have any off-balance sheet arrangements.

Safe Harbor

The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-K. Statements made in this Form 10-K that are not historical or current facts are "forward- looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT:

Independent Auditors Reports - 2007 & 2008	F-1

FINANCIAL STATEMENTS:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholders' (Deficit) Equity	F-4

Statements of Cash Flows	F-6

NOTES TO FINANCIAL STATEMENTS:	F-7 to F-19

KBL, LLP
CERTIFIED PUBLIC ACCOUNTANTS & ADVISORS
REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors
Datascension, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Datascension, Inc., as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datascension, Inc. as of December 31, 2008 , and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KBL, LLP
April 9, 2009

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545	2228 South Fraser Street
Fax (303)369-9384	Unit 1
e-mail larryodonnelcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Datascension, Inc.
Brea, California

I have audited the accompanying balance sheet of Datascension, Inc., as of December 31, 2007, and the related statements of loss, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datascension, Inc. as of December 31, 2007, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Larry O’Donnell, CPA, P.C.
April 14, 2008

DATASCENSION, INC.
CONSOLIDATED BALANCE SHEET

DATASCENSION, INC.
BALANCE SHEET
AT DECEMBER 31, 2008

	12/31/2008	12/31/2007
	AUDITED	AUDITED
ASSETS
Current assets:
Cash	$73,713	$46,930
Accounts receivable	1,303,960	3,071,764
Receivable due from related party	-	1,530,124
Prepaid expenses	14,322	56,666
Total current assets	1,391,995	4,705,484

Property and equipment, net of accumulated depreciation of $787,285 and $1,083,299, respectively	1,633,139	3,146,788

Other assets:
Website, net of amortization	-	3,207
Deposits	116,016	15,618
Goodwill	-	1,692,782
Total other assets	116,016	1,711,607

Total assets	$3,141,150	$9,563,879

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$490,845	$316,333
Accrued expenses	2,197,641	491,603
Short term notes payable	17,464	35,499
Loan payable to Comerica Bank	0	1,727,688
Current portion of long term debt	55,488	3,580,816
Total current liabilities	2,761,438	6,151,939

Long term debt , net of current portion	4,154,849	45,977

Total liabilities	6,916,287	6,197,916

Stockholders' (deficit) equity:

Preferred stock, $.001 par value, 20,000,000 shares authorized, 505,900 of preferred stock Series B issued and outstanding	506	506

Additional paid-in capital- preferred Series B	481,994	481,994
Preferred stock Series C	1
Additional paid-in capital-preferred Series C	14,999
Common stock, $0.001 par value, 200,000,000 shares authorized, 21,307,361and 35,775,972 shares issued and outstanding at December 31, 2008 and December 31, 2007 Respectively	21,307	35,776
Additional paid-in capital-common stock	16,361,777	16,188,782
Treasury stock, at cost, 95,833 shares	(134,388)	(134,388)
Accumulated deficit	(20,521,333)	(13,206,707)
Total stockholders'(deficit) equity	(3,775,137)	3,365,963

Total liabilities and stockholders' (deficit) equity	$3,141,150	$9,563,879

See accompanying notes.

DATASCENSION INC.
CONSOLIDATED STATEMENT OF OPERATIONS

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year	For the year
	ended	ended
	12/31/2008	12/31/2007
	Audited	Audited

Revenue	$18,056,808	$20,260,054

Cost of goods sold	15,955,766	17,780,061

Gross profit	2,101,042	2,479,993

Expenses:
Selling, general and administrative	2,803,315	2,172,360
Depreciation and amortization	381,245	215,311
Total expenses	3,184,560	2,387,671

Operating (loss) income	(1,083,518)	92,322

Other (expense) income :
Loss on write-off of goodwill	(1,692,782)	-
Loss on write-off of property and equipment	(2,606,644)
Loss on write-off of website assets	(3,207)
Loss on exiting non-cancellable operating lease	(41,800)
Other income	9,420	7,182
Interest expense	(1,087,403)	(1,006,815)
Interest income	2,290	-
Total other (expense) income	(5,420,126)	(999,633)

Net loss	$(6,503,644)	$(907,311)

Basic weighted average number of common
shares outstanding	29,746,947	29,455,007

Diluted weighted average number of common
shares outstanding	29,746,947	29,455,007

Basic net loss per share	$(0.22)	$(0.06)

Diluted net loss per share	$(0.22)	$(0.06)

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
AS OF DECEMBER 31, 2008

	COMMON STOCK SHARES	COMMON STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	STOCK SHARES SERIES B	PREFERRED STOCK SERIES B	ADD PAID IN CAPITAL	TREASURY STOCK	PREFERRED STOCK SHARES SERIES C	PREFERRED STOCK SERIES B	PREFERRED STOCK SERIES C Paid- in Capital	ACCUMULATED (DEFICIT)	TOTAL EQUITY
BALANCE AT DECEMBER 31, 2006	23,031,547	$23,032	$13,150,159	505,900-	$506	$481,994	$(134,388)	$-	$-		$(12,299,396)	$1,221,907

Stock issued for services	50,000	50	18,550									18,600

Stock issued in connection with loan	10,000	10	4,790									4,800

Stock issued in settlement of debt	171,429	171	59,829									60,000

Stock issued in settlement of debt and interest	9,401,586	9,402	2,958,568									2,967,970

Net loss for the year Ended December 31, 2007											(907,311)	(907,311)

Warrants exercised	3,111,410	3,111	(3,114)									(3)

BALANCE AT DECEMBER 31, 2007 as originally reported	35,775,972	35,776	16,188,782	505,900	506	481,994	(134,388)	-	-		(13,206,707)	3,365,963
Correction of prior years’ financial statements to reflect proper consolidation of the subsidiary’s balance sheet and elimination of parent entity investment in that subsidiary											(810,892)	(810,892)
BALANCE AT DECEMBER 31, 2007 ,as restated	35,775,972	35,776	16,188,782	-	506	481,994	(134,388)	-	-		(14,017,689)	2,554,981)
Stock issued in settlement of interest	221,389	221	77,605									77,826
Stock issued for services	310,000	310	95,390									95,700
Stock converted into Series C Preferred Stock	(15,000,000)	(15,000)						1,000	1	14,999
Net loss for the year Ended December 31, 2008											(6,503,644)	(6,503,644)
BALANCE AT DECEMBER 31, 2008	21,307,361	21,307	16,361,777	505,900	506	481,994	(134,388)	1,000	1	14,999	(20,521,333)	(3,775,137)

See accompanying notes.

DATASCENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	12/31/2008	12/31/2007
	Audited	Audited
Cash flows from operating activities:
Net (loss)	$(6,503,644)	$(907,311)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	381,245	215,311
Loss on write off of goodwill	1,692,782	-
Loss on write off of website assets	3,207
Loss on write off of property and equipment	2,606,644
Issuance of common stock for services and debt (cancellation)	173,526	(432,338)
Correction of prior years financial statements to reflect proper Consolidation of the subsidiary balance sheet and the elimination Of parent entity investment in that subsidiary	(810,982)
(Increase) decrease in accounts receivable	1,767,804	(666,005)
(Increase) decrease in related party receivable	1,530,124	(1,530,124)
(Increase) decrease in prepaid expenses	42,344	202,960
(Increase) decrease in deposits	(100,398)	26,131
Increase (decrease) in accounts payable	174,492	56,678
Increase (decrease) in accrued expenses	1,706,058	36,722
Net cash used by operating activities	2,663,202	(2,997,976)

Cash flows from investing activities:
Purchase of property and equipment	1,290,696	226,169
Net cash used by investing activities	1,290,696	226,169

Cash flows from financing activities:
Increase (decrease) in short-term notes payable	(18,035)	(321,126)
Increase (decrease) in loan payable to Comerica Bank	(1,727,688)	1,727,688
Decrease in long term debt		(2,231,481)
Proceeds of issuance of convertible long term debt	400.000	-
Issuance of common stock	-	3,051,367
Net cash provided by financing activities	(1,345,723)	2,226,448

Net increase (decrease) in cash	26,783	(545,359

Balance - beginning	46,930	592,289
Balance - ending	$73,713	$46,930

Interest paid	$181,168	$184,314
Taxes paid	-	$-

DATASCENSION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Datascension, Inc. (formerly known as Nutek, Inc.) was incorporated in August 1991 under the laws of the State of Nevada as Swiss Technique, Inc. (the "Company") and is engaged in the market research industry.

Datascension International, Inc. and related assets were purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascension is a data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascension  expanded operations into Costa Rica where it has continued to conduct most of its operations through 2008.

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

Comprehensive Income

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the year ended December 31, 2008.

Income taxes:

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been provided for the Company's net deferred tax asset, due to uncertainty of realization.

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN 48.

Fixed Assets

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time.

Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

Leasehold improvements	6.25 years
Computer equipment	5 years
Furniture and fixtures	5-10 years
Office equipment	5 years

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

Goodwill and Other Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. A provision for the write down of goodwill and website asset costs has been made during the year ended December 31, 2008 and is summarized in Note 13 ..

Long-Lived Assets

In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. The Company measures impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value. A provision for the write down of property and equipment asset costs has been made during the year ended December 31, 2008 and is summarized in Note 13 hereinbelow.

Foreign Currency Translation

The Company's functional currency is the U.S. dollar. In those instances where DSEN has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company's primary foreign currency transactions are in Costa Rica Colon. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during the year ended December 31, 2008 and 2007.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net loss for the period end is divided by the weighted average number of shares outstanding for that period to arrive a net loss per share.

Diluted net loss per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Advertising

Advertising costs are expensed when incurred. Advertising for the years ended December 31, 2008 and December 31, 2007 amounted to $ 36,267 and $9,000, respectively.

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

Major Customers

During the year ended December 31, 2008, the Company had three major clients, Ipsos-Reid (15.0%), Synovate  (11.5%), and Nielsen (8.3%). Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

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

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the year ended December 31, 2008.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of December 31, 2008 and 2007:
	2008	2007
Leasehold improvements	$880,959	$2,004,285
Computer equipment	932,550	922,889
Office equipment	464,991	945,474
Vehicles	127,439	127,439
Software License	14,485	230,000
	2,420,424	4,230,087
Less: Accumulated depreciation & amortization	(787,285)	(1,083,299)
	$1,633,139	3,146,788

Depreciation expense for the years ended December 31, 2008 and 2007 was $381,245 and $215,311, respectively.

NOTE 4 – LONG-TERM DEBT

Since November 2004, the Company had entered into several different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes  be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the Company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of December 31, 2008.

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

In November 2004, the Company issued $1,875,000 in principal amount of secured promissory notes. As part of the financing transaction, the Company issued warrants to purchase 3,125,000 shares of common stock at a per share purchase price of $0.30 per share.

The Notes accrue interest at a rate of prime + 3% per annum. The notes were due and payable in November 2007. The notes were entered into pursuant to the terms of a subscription agreement between the Company and the Holder.  The $1,875,000 in proceeds from the financing transaction were originally allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $170,061 of remaining value to be allocated to the long-term debt on the financial statements. The debt discount was being accreted using the effective interest method over the term of the note.

In 2007, 6,559,919 shares were issued to settle $2,055,065 of principal and interest on the convertible notes. An additional 2,841,667 shares were issued to satisfy outstanding warrants.

As of December 31, 2008, the unpaid principal amount due on the remaining secured convertible promissory note to Alpha Capital Anstalt, which was due in November 2007 and bears a default interest rate of 10% per annum, is $157,500. The note holder has extended the due date of this note to January 15, 2010. There is accrued and unpaid interest of $ 32,363 at December 31, 2008.

LONGVIEW FUND, L.P. AND ALPHA CAPITAL ANSTALT

In June 2006, the Company issued two secured convertible promissory notes. One note is due to Long View Fund L.P.  (“Longview”) and had a principal amount of $1,702,859 and the other note due to Alpha Capital Anstalt (“Alpha”) had a principal amount of $571,429. As part of the financing transaction, the Company issued warrants to purchase 4,865,311 shares of common stock at a per share purchase price of $0.40 per share.

The $1,702,859 promissory note due Longview accrues interest at a rate of 6% per annum. Interest is to be paid quarterly.  The note was due and payable in June 2008. It was entered into pursuant to the terms of a subscription agreement between the Company and the Holder.  The $1,702,859 in proceeds from the financing transaction were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $318,796 of remaining value to be allocated to the long-term debt in the financial statements. The debt discount was being accreted using the effective interest method over the term of the note.

In December, 2007, accrued interest of $25,753 was added to the note due to Longview increasing the principal amount of the note to $1,728,612. The $571,429 promissory note due to Alpha accrued interest at a rate of 6% per annum. The interest rate on this note has increased to the 10% default rate.

The note holders have extended the due date of the notes to January 15, 2010.

As of December 31, 2008, both notes are unpaid and there is $319,563 of accrued interest.

In December 2006, the Company issued $2,065,458 in principal amount in a secured promissory note to Longview. As part of the financing transaction, 1,280,000 warrants were issued to the note holder of the December 2006 notes with a 5 year term and a $0.45 exercise price. In 2007, the note holder converted some debt and interest into shares of stock along with the exercise of the warrants which were attached to the note.

The note due Longview described in the preceding paragraph accrues interest at a rate 14% per annum. The note was due and payable in December 2008.  This note is not convertible into common stock of the Company. Upon issuance, the Company allocated $1,867,328 to the debt and $198,130 to the warrants based on the relative fair values of each. The value of the warrants was determined using 56% volatility, five year terms, and a $0.45 exercise price. The debt discount of $198,130 was amortized over the two year term of the note.

In December 2007 accrued interest of $40,685 was added to the note due to Longview increasing the amount of the note at December 31, 2007 to $1,193,643. The note is unpaid and there is $ 215,444 of accrued interest outstanding at December 31, 2008.

Longview, as the note holder, has extended the due date of the remainder due on the note to January 15, 2010.

In December, 2007, the Company issued a secured promissory note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.  The interest rate on this note has increased to the 18% default rate. At December 31, 2008, this note is unpaid and there is $38,342 of accrued interest.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at December 31, 2008

Longview

Notes	$2,922,255
Accrued interest payable	388,784
$3,311,039

Alpha

Notes	$832,594
Accrued interest payable	216,928
$1,049,522

Interest expenses incurred during the year ended December 31, 2008 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$388,784
Alpha	91,803
$480,587

OTHER CONVERTIBLE PROMISSORY NOTES

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

Based upon the relative fair values of the convertible debt and warrants none of the proceeds of $400,000 has been allocated as additional paid in capital to the warrants.

NOTE 5 – SHORT-TERM NOTES PAYABLE

 Short-term notes payable consist of the following at December 31, 2008:

A note payable to Wells Fargo Bank which bears interest at 12.75%	$17,464

NOTE 6. INCOME TAXES

As of December 31, 2008, the components of deferred income taxes are as follows:

Net operating loss carryforward	$6,977,253

Total deferred tax assets	6,977,253
Less valuation allowance	(6,977,253)

Net deferred tax assets	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

December 31, 2008
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0)%
Net Effective Tax Rate	—

As of December 31, 2008, the Company has a net operating loss carryforward of $20,521,333 expiring through 2028. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management's uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 7 - STOCKHOLDERS' (DEFICIT) EQUITY

During the year ended December 31, 2008, the Company issued shares of common stock as follows:

Valued at*

200,000 shares were issued to a consultant as compensation	$60,000

30,000 shares were issued to Bob Sandelman, a former Board Member for director’s fees	11,700

80,000 shares were issued to settle a prior agreement for services	24,000

310,000 Charged to selling, general and administration expenses during the year ended December 31, 2008	95,700

221,389 shares of common stock were issued in settlement of prior year accrued interest liability due on a secured convertible promissory note due to Longview	77,826

531,389 Total	$173,526

* Based upon the publicly traded share price of the Company’s common stock on the date of issuance.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under several non-cancelable lease agreements for office space with various expiration dates through 2013.

At December 31, 2008, aggregate future minimum payments under these leases, are as follows:

For the years ended December 31,
2009	$534,988
2010	525,163
2011	417,132
2012	279,540
2013	94,522
Total	$1,851,345

During the year ended December 31, 2008, the Company entered into an agreement with the landlord for space located in Costa Rica, SA for which the Company incurred a loss on exiting that non cancelable operating lease of $41,800, effective December 31, 2008.

Accrued expenses at December 31, 2008 includes $41,800 to reflect the liability for exiting this lease.

NOTE 9 - RELATED PARTY TRANSACTIONS

Series B Preferred Stock

Preferred stock, $.001 par value, 20,000,000 shares authorized, 505,900 of preferred stock Series B issued and outstanding.

The Series B preferred shares pursuant to the certificate of designation were to be converted two years after issuance.  To date this conversion has not been completed.

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

Authorized Shares:	1,000

Per Share Stated Value:	$4,500

Liquidation Preference:	Per share Stated Value

Conversion Price into Common Stock:	$.30 per share, as adjusted from time to time as set forth in the Certificate of Designation

Voting Rights:	The Series C Preferred Shares shall vote along with the Common Stock on an as converted basis and shall have two votes per share

On July 25, 2008, the Company entered into an agreement with Longview Fund, pursuant to which the Longview Fund exchanged 15,000,000 shares of its Common Stock for receipt of 1,000 shares of its Series C Preferred Stock.

Since the fair value of the convertible Preferred Stock received in exchange for the 15,000,000 shares of its Common Stock would be immediately exchangeable into common stock with a trading price lower than the conversion price, the Company does not have a beneficial conversion feature to recognize by way of charge to the Statement of Operation for the year ended December 31, 2008.

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

Longview Fund

As of December 31, 2008, Longview Fund, L.P. owned 14.7% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.5% voting control of the Company. See this footnote supra  for a further description of the Series C Preferred Stock.

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

Other Related Parties

During the year ended December 31, 2008, the Company billed  $ 1,446,931 to Sandelman & Associates, a Company controlled by a former board member, which amounted to approximately 8.00% of total revenue for the period. At December 31, 2008 Accounts Receivable includes $23,548 due from Sandelman & Associates.

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like. Selling, general and administrative expenses for the year ended December 31, 2008 includes provision for the amount due under this agreement.

During the year ended December 31, 2008, the Company incurred $5,000 in a director’s fee and $62,500 in consulting fees to Lou Persico who became the CEO and Chairman of the Company effective December 31, 2008. These amounts are including with in selling, general and administrative expenses for the year ended December 31, 2008.

There are no other related party transactions, other than that stated above and in Notes 4 and 7.

NOTE 10 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123R and will account for stock issued for services and stock options under the fair value method.

There were no other options granted or exercised by the directors and executive officers outstanding as of December 31, 2008.

The following is a schedule of the activity relating to the Company's stock options and warrants.

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007
	Weighted Avg.			Weighted Avg.
	Shares Exercise			Shares Exercise
	(x 1,000)	Price		(x 1,000)		Price
Options and warrants outstanding at beginning of year	2,851		0.36	2,651		$0.36

Granted:
Options	50		0.30
Warrants				200		.30
Exercised
Expired:
Warrants				(	)

Options and warrants outstanding and exercisable at end of period	2,901		0.36	2,851		$0.36

Weighted average fair value of options and warrants granted during the year	$-	$$	-	$-

The following table summarizes information about the Company’s stock options and warrants outstanding at December 31, 2008, all of which are exercisable:

	Outstanding			Exercisable
Outstanding
		Weighted average remaining	Weighted	Vested
	Number of	contractual	Average	Number of	Exercise
	shares	life (years)	exercise price	shares	Prices
$0.00-$0.40	2,900,987	2.15	$0.36	2,900,987	$.0.36

NOTE 11 - FOREIGN OPERATIONS

The Company has its principal operating facilities located in  Costa Rica, SA.  The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. Approximately 99% of the Company's workforce is outside of the United States. Currently 90% of the company's clients are US based companies. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

NOTE 12 - CREDIT AGREEMENT

Wells Fargo

On November 7, 2008, the Company entered into an Account Purchase Agreement (“Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo agreed to purchase certain accounts receivable from the Company from time to time, up to $4.5 million, at a price equal to the face value of each such receivable less a discount equal to .5% plus the then existing prime rate, plus three percent plus other fees and charges. Any accounts sold to Wells Fargo for which payment is not received within the proscribed time periods in the Agreement shall be subject to repurchase by the Company. To secure this repurchase and other obligations of the Company thereunder, the Company granted a first lien on all of its assets to Wells Fargo. In connection therewith, the Longview Fund and Alpha Capital Anstalt agreed to subordinate their security interests in the Company’s collateral to the security interests of Wells Fargo.

NOTE 13 – LOSS ON WRITE-OFF AND WRITEDOWN OF IMPAIRED ASSETS

Provisions for impairment of intangibles and long-lived assets totaling of $4,302,633 have been made by the Company during the year ended December 31, 2008, as follows:

Loss on write-off of goodwill	$1,692,782
Loss on write-off of property and equipment	2,606,644
Loss on write-off of website assets	3,207

Total	$4,302,633

NOTE 14 – CORRECTION OF STOCKHOLDERS’ (DEFICIT) EQUITY FOR PRIOR YEARS’ ERRORS IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2008, Management of the Company determined that the Financial Statements issued by the Company for the year ended December 31, 2007 and years prior to that had been incorrectly prepared concerning  consolidation of the subsidiary's balance sheet and elimination of parent entity investment in that subsidiary.

Accordingly the Consolidated Statement of Stockholders’ (Deficit) Equity for the year ended December 31, 2008 has been corrected to reflect the opening balance in accumulated deficit as originally reported for the year ended December 31, 2007in a manner that reflects the proper consolidation of the subsidiary's balance sheet and elimination of parent entity investment in that subsidiary as if it had been done so for the years ended December 31, 2007 and prior.

NOTE 15 - SUBSEQUENT EVENTS

On March 31, 2009, The Company entered into Waiver of Default Interest Agreements with each of Longview Fund, L.P. and Alpha Capital Anstalt.  These Agreements call for the making of two monthly interest payments at nondefaulted interest rates to each of Longview Fund and Alpha Capital until all past due interest is paid in full to each of Longview Fund and Alpha Capital and in consideration of these payments being made, both companies have agreed to waive default interest rates and additional interest owed due to the otherwise increase of interest rates existing in indebtedness between the Company and each of Longview Fund L.P. and Alpha Capital Anstalt, in the amounts of $117,215.44 and $30,031.18, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no changes during the quarter ended December 31, 2008 in our Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2008:

Name	Age	Position/Office	Served Since
Joseph Harmon	34	Secretary/COO/Director	September 2001
Stanley Hirschman	62	Director	August 2008
David Lieberman	64	Director /CFO	May 2006
Lou Persico	53	Chairman/President/CEO	December 2008

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

Stan Hirschman - Director

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

David P. Lieberman – CFO and Director

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

Lou Perisco – Chairman and Chief Executive Officer and President (effective December 31, 2008)

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

Persico continued his tenure with other “Blue Chip” companies in a natural succession of increasingly responsible senior financial positions at The PerkinElmer Co., Pearle Vision, Technicolor, Sara Lee, Cambridge Technology Partners and Arthur D. Little as CFO. However, for the past 7 years Persico’s focus has been with venture-backed start-up companies as CFO (the lead investor being Insight Venture Partners, a $3 billion private equity firm). Persico went on to sell one of the early stage companies to Quest Software (QSFT), a publicly traded company, after scaling the business from $1.5M to $20M in 13 months for $61M. At a large public enterprise, Cambridge Technology Partners (CATP), Persico was instrumental in building out the global infrastructure of the company from $200M to nearly $700M in worldwide revenue.

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

Legal Proceedings

None of the Company's executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

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

Committees

The Company does not have any audit, compensation, and executive committees of its board of directors. The entire board of directors is serving as the Company's audit committee. The Company has not yet implemented any such committees due to limited financial and personnel resources; however, it is exploring the set up and functions of committees and is seriously considering implementation during 2009.

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

We are not aware of any person who at any time during the fiscal year ended December 31, 2008, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, which have not been accurately updated, even if not on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers. The compensation disclosed in the compensation table is inclusive of any and all compensation paid through the parent company or the subsidiary, Datascension International, Inc.

SUMMARY COMPENSATION TABLE

							LONG TERM COMPENSATION
ANNUAL COMPENSATION							AWARDS PAYOUTS

NAME AND PRINCIPAL POSITION		YEAR	SALARY	BONUS & COMMISSIONS		HOUSING ALLOWANCE	ALL OTHER COMPENSATION		TOTAL
Lou Persico - CEO	(4)	2008	-	-		-	62,500	1	$62,500
David Scott Kincer – CEO	(3)	2008	$240,558			44,000	75,500		$300,058
David Scott Kincer - CEO		2007	$275,000			12,000	$15,500	2	$287,000
David Lieberman – CFO		2008	$173,077						173,077
David Lieberman -		2007					42,500	1	42,500
Joseph Harmon – COO		2008	$175,000	60,275		30,000	$11,073	2
Joseph Harmon - COO		2007	$140,000	147,000	(3)	30,000	$(		$317,000

(1)	Professional fees.

(2)	401 (k) match

(3)	Mr. Kincer resigned on December 31, 2008.

(4)	Mr. Persico was appointed Chairman, CEO and President on December 31, 2008.

Employment Agreements

Effective June 9, 2006, we entered into separate employment agreements with our Chief Executive Officer, David S. Kincer; and our Chief Operating Officer.  Neither agreement was renewed after December 31, 2008.

The main terms of Mr. Kincer's agreement were as follows:

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

The main terms of Mr. Harmon's agreement were as follows:

(a) Base Salary. The Executive shall receive an annual base salary of $175,000.00 plus 1% on all work revenues on services rendered over $14.00 per hour that is not otherwise pass through costs payable in monthly or more frequent installments in accordance with the Company's payroll policies ("Base Salary"). The Executive's Base Salary shall be reviewed, and may be increased but not decreased, annually, by the Board pursuant to its normal performance review policies for senior executives, with the first such review occurring not later than December 2006. Should the Company for any reason be unable to pay the Executive monthly or more frequent installments in accordance with the Company's payroll policies, the Executive may elect either of the following alternatives, or a combination thereof;

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

Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2008 for any service provided as a director, except as follows.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Harmon
Stanley Hirschman	$5,000							5,000
Scott Kincer
David Lieberman	-	$-		-	-	-	$
Lou Persico	$5,000							5,000
Robert Sandelman		$11,700		-	-			$11,700

(1)  Stock options to purchase common stock at an exercise price of $.30 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2008

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (# )	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David Scott Kincer CEO	-	-	-	-	-	-	-	-	-
Lou Persico CEO
Joseph Harmon COO	-	-	-	-	-	435,000	-	-	-
David Lieberman CFO						100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date of this Form 10-K certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent Owned (2)
Common	Joseph Harmon	400,556	1.88%
Warrants	Joseph Harmon	435,000	2.00%
Common	Stanley Hirschman	-	-%
Warrants	Stanley Hirschman	-	-%
Common	Lou Persico	-	-%
Warrants	Lou Persico	-	-%
Common	David Lieberman	30,000	.14%
Warrants	David Lieberman	100,000	.47%
Common & Warrants	Officers and Directors as a group	965,556	4.47%
Common	Scott Kincer (5)	2,742,167	12.83%
Warrants	Scott Kincer (5)		%
Common	Longview Fund, LP (3)	3,125,488	14.67%
Warrants	Longview Fund, LP (3)	-	-%
Common	Alpha Capital Anstalt (4)	1,054,615	4.90%
Warrants	Alpha Capital Anstalt (4)	2,215,987	10.37%

(1) Unless otherwise cited, address is care of the Company's principal address.

(2) The percentage ownership calculations listed above are based upon 21,307,261 shares of common stock being outstanding and common stock issuable upon exercise of warrants which are exercisable within 60 days, as of April 10, 2009.

(3) The address of Longview Fund, L.P. is c/o Viking Asset Management, LLC, 505 Sansome Street, Suite 1275, San Francisco, CA 94111.

(4) The address of Alpha Capital Anstalt is Pradafant 7, Furstatums 9490, Vadus, Lichtenstein. Warrants held by Alpha Capital are subject to a blocker that would prevent Alpha Capital's and its affiliates' aggregate ownership at any given time from exceeding 9.99% of our outstanding common stock.

(5) Mr. Kincer is the former CEO and President of the Company.  He resigned on December 31, 2008.

Persons Sharing Ownership of Control of Shares

Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

No person shares the power to vote ten percent (10%) or more of the Company's securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In June 2006, the Company issued two secured convertible promissory notes. One note is due to Long View Fund L.P.  (“Longview”) and had a principal amount of $1,702,859 and the other note due to Alpha Capital Anstalt (“Alpha”) had a principal amount of $571,429. As part of the financing transaction, the Company issued warrants to purchase 4,865,311 shares of common stock at a per share purchase price of $0.40 per share.

The $1,702,859 promissory note due Longview accrues interest at a rate of 6% per annum. Interest is to be paid quarterly.  The note was due and payable in June 2008. It was entered into pursuant to the terms of a subscription agreement between the Company and the Holder.  The $1,702,859 in proceeds from the financing transaction were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, there was $318,796 of remaining value to be allocated to the long-term debt in the financial statements. The debt discount was being accreted using the effective interest method over the term of the note.

In December, 2007, accrued interest of $25,753 was added to the note due to Longview increasing the principal amount of the note to $1,728,612. The $571,429 promissory note due to Alpha accrued interest at a rate of 6% per annum. The interest rate on this note has increased to the 10% default rate.

 The note holders have extended the due date of the notes to January 15, 2010.

As of December 31, 2008, both notes are unpaid and there is $319,563 of accrued interest.

In December 2006, the Company issued $2,065,458 in principal amount in a secured promissory note to Longview. As part of the financing transaction, 1,280,000 warrants were issued to the note holder of the December 2006 notes with a 5 year term and a $0.45 exercise price. In 2007, the note holder converted some debt and interest into shares of stock along with the exercise of the warrants which were attached to the note.

The note due Longview described in the preceding paragraph accrues interest at a rate 14% per annum. The note was due and payable in December 2008.  This note is not convertible into common stock of the Company. Upon issuance, the Company allocated $1,867,328 to the debt and $198,130 to the warrants based on the relative fair values of each. The value of the warrants was determined using 56% volatility, five year terms, and a $0.45 exercise price. The debt discount of $198,130 was amortized over the two year term of the note.

In December 2007 accrued interest of $40,685 was added to the note due to Longview increasing the amount of the note at December 31, 2007 to $1,193,643. The note is unpaid and there is $ 215,444 of accrued interest outstanding at December 31, 2008.

Longview, as the note holder, has extended the due date of the remainder due on the note to January 15, 2010.

In December, 2007, the Company issued a secured promissory note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.  The interest rate on this note has increased to the 18% default rate. At December 31, 2008, this note is unpaid and there is $38,342 of accrued interest.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at December 31, 2008

Longview

Notes	$2,922,255
Accrued interest payable	388,784
$3,311,039
Alpha

Notes	$832,594
Accrued interest payable	216,928
$1,049,522

Interest expenses incurred during the year ended December 31, 2008 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$388,784
Alpha	91,803
$480,587

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

Authorized Shares:	1,000

Per Share Stated Value:	$4,500

Liquidation Preference:	Per share Stated Value

Conversion Price into Common Stock:	$.30 per share, as adjusted from time to time as set forth in the Certificate of Designation

Voting Rights:	The Series C Preferred Shares shall vote along with the Common Stock on an as converted basis and shall have two votes per share

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

Longview Fund

As of December 31, 2008, Longview Fund, L.P. owned 49.9% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.5% voting control of the Company. See this footnote supra  for a further description of the Series C Preferred Stock.

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

During the twelve months ended December 31, 2008, the Company billed approximately $ 1,058,369 to Sandelman & Associates, a company controlled by a former board member, which amounted to 7.5% of total revenue for the period.

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2008 , the Company's principal accountant, KBL, LLP,  billed $25,000 for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q filings.

For the fiscal year ended December 31, 2007, the Company's principal accountant, Larry O’ Donnell, CPA, P.C.  billed $20,000, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q filings.

Audit-Related Fees

For the fiscal years ended December 31, 2008 and 2007, the Company's principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, the Company's principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended December 31, 2008 and 2007, the Company's principal accountant billed $0 and $0, respectively, for products and services other than those described above.

Pre-approval Policies and Procedures

Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENT SCHEDULES
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

Datascension , Inc.

April 10, 2009

By:	/s/ Lou Persico
Lou Persico
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOU PERSICO	President and Chief Executive Officer	April 10, 2009
Lou Persico	and Director
(Principal Executive Officer)

/s/ DAVID P. LIEBERMAN	Chief Financial Officer and Director	April 10, 2009
David P. Lieberman	(Principal Accounting Officer)

/s/ JOSEPH HARMON	Chief Operating Officer and Director	April 10, 2009
Joseph Harmon