Form 10-Q
period 2009-03-31
DATASCENSION INC
filed 2009-05-20
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-29087

Datascension, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0374623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

532 Pima Canyon Court, Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

702-233-6785

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐ Not applicable.

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,307,361 shares outstanding, par value $.001 per share as of May 15, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed consolidated financial statements of Datascension, Inc., a Nevada corporation ("DSEN"), included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-k for the year ended December 31, 2008.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2009, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2009 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2009.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	03/31/2009	12/31/2008
	UNAUDITED	AUDITED

ASSETS

Current assets:
Cash	$324,750	$73,713
Accounts receivable	1,234,449	1,303,960
Prepaid expenses	32,180	14,322
Total current assets	1,591,379	1,391,995

Property and equipment, net of depreciation	1,591,624	1,633,139

Other assets:
Deposits	121,289	116,016
Total other assets	121,289	116,016

Total assets	$3,304,292	$3,141,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$279,501	$490,845
Accrued expenses	2,606,026	2,197,641
Short term notes payable	10,438	17,464
Current portion of long term debt	4,174,553	55,488
Total current liabilities	7,070,518	2,761,438

Long term debt notes payable, net of current portion	--	4,154,849

Total liabilities	7,070,518	6,916,287

Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized 21,307,361 issued and outstanding at March 31, 2009 and December 31, 2008 respectively	21,307	21,307
Additional paid in capital, common stock	16,361,777	16,361,777
Preferred stock, Series B, $0.001 par value, 20,000,000 shares authorized, 505,900 shares issued and outstanding at March 31, 2009 and December 31, 2008	506	506
Additional paid in capital, preferred Series B	481,994	481,994
Preferred stock, Series C	1	1
Additional paid in capital, preferred Series C	14,999	14,999
Treasury stock (15,095,833 shares), at cost	(134,388))	(134,388)
Accumulated deficit	(20,512,422)	(20,521,333)
Total stockholders' (deficit) equity	(3,766,226))	(3,775,137)

Total liabilities and stockholders' (deficit) equity	$3,304,292	$3,141,150

 The accompanying notes to the financial statements should be read in conjunction with the above financial statements

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the
	Three months	Three months
	Ended	Ended
	3/31/2009	3/31/2008

Revenues	$3,773,187	$5,347,987

Cost of goods sold	3,106,504	4,466,155

Gross profit	666,683	881,832

Expenses:
Selling, general and administrative	437,328	680,848
Depreciation and amortization	91,617	60,459
Total expenses	528,945	741,307

Operating Income	137,738	140,525

Other income(expense):
Other income	17,118	-
Interest expense	(145,945)	(207,415)
Total other income (expense)	(128,827)	(207,415)

Net income (loss) before income taxes	8,911	(66,890)
Income taxes		-
Net income (loss)	$8,911	$(66,890)

Basic weighted average number of common shares outstanding	21,307,361	36,018,365

Diluted weighted average number of common shares outstanding	21,307,361	36,018,365

Basic net profit (loss) per share	$0.00	$(0.00)

Diluted net loss per share	$0.00	$(0.00)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Unaudited	Unaudited
	For the	For the
	Three months ended	Three months ended
	3/31/2009	3/31/2008

Cash flows from operating activities
Net profit (loss)	$8,911	$(66,890)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization	91,617	60,459
Changes in operating assets and liabilities:
Decrease in accounts receivable	69,511	152,381
Decrease in receivable due from related party	-	235,441
Increase in prepaid expenses	(17,858)	(35,620)
Increase in deposits	(5,273)	(18,597)
Increase in accounts payable	(211,344)	(203,628)
Increase (decrease) in accrued expenses	408,385	(91,846)
Net cash used by operating activities	343,949	31,700

Cash flows from investing activities
Purchases of property and equipment	(50,102)	(13,813)
Net cash used by investing activities	(50,102)	(13,813)

Cash flows from financing activities
Decrease in notes payable	(7,026)	42,860
Decrease in convertible debt/notes payable	(35,784)	(243,748)
Issuance of common stock	-	149,508
Net cash used by financing activities	(42,810)	(51,380)

Net increase (decrease) in cash	251,037	(33,493)
Cash, beginning balance	73,713	46,930

Cash, ending balance	$324,750	$13,437

Interest paid	$51,298	$40,263

Taxes paid	$-	$800

Supplemental disclosure of non-cash transactions

Debt converted to equity	$-	$77,807

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

Datascension International, Inc. and related assets were purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascension is a data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascension expanded operations into Costa Rica where it has continued to conduct most of its operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Datascension, Inc. and Datascension International, Inc. Datascension International, Inc. was merged into the Company during 2008.  All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

Comprehensive Income

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended March 31, 2009.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. A provision for the write down of goodwill and website asset costs had been made during the year ended December 31, 2008 and is summarized in Note 11.

Long-Lived Assets

In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. The Company measures impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value. A provision for the write down of property and equipment asset costs had been made during the year ended December 31, 2008 and is summarized in Note 11 herein below.

Foreign Currency Translation

The Company's functional currency is the U.S. dollar. In those instances where DSEN has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company's primary foreign currency transactions are in Costa Rica Colon. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during either the three months ended March 31, 2009 or the year ended December 31, 2008.

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

Advertising
Advertising costs are expensed when incurred. Advertising for the three months ended March 31, 2009 and the years ended December 31, 2008 amounted to $ 396 and $36,267, respectively.

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

Major Customers

During the quarter ended March 31, 2009, the Company had three major clients, Synovate (12.7%), 1-800 Flowers (11.0%), and  Sandelman & Associates (9.1%).  Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

During the year ended December 31, 2008, the Company had three major clients, Ipsos-Reid (15.0%), Synovate  (11.5%), and Nielsen (8.3%). Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The adoption of SFAS No. 157, effective for the year ended December 31, 2008, did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159, effective for the year ended December 31, 2008, did not have a material impact on our financial position or results of operations.

On December 12, 2007, Emerging Issues Task Force (“EITF”) No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The adoption of “EITF No. 07-01   did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, the Company will apply the provisions of SFAS No. 141(R) prospectively to business combinations that close on or after January 1, 2009. An entity may not apply it before that date. Currently, SFAS 141(R) is not expected to have a material impact on the Company’s financial condition or results of operations. However, if the Company engages in business combination after January 1, 2009, SFAS 141(R) could have a material impact on accounting for the transaction.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (that is, beginning in the Company’s Fiscal 2009). Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company does not have noncontrolling interests in its subsidiary, SFAS 160 is not expected to have a material impact on consolidated financial position or results of operations for the foreseeable future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe SFAS No. 161 has a material impact on its consolidated financial statements and disclosures for the fiscal and interim periods beginning January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162  did not  have a material impact on the Company’s financial position.

In June 2008, the Emerging Issues Task Force issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment necessary for an End-Customer to Receive Service from a Service Provider” for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or Embedded Feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company has determined EITF 07-05 does not have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and did not expect to have a material impact on the Company’s results of operations, financial condition or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s results of operations or financial condition for the three months ended March 31, 2009.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of March 31, 2009:

Computer equipment	$964,700
Office equipment	455,399
Lease	880,959
Vehicles	154,983
Software	14,485
2,470,526
Less accumulated depreciation and amortization	878,902
$1,591,624

Depreciation expense for the three months ended March 31, 2009 was $91,617.

NOTE 4 – LONG-TERM DEBT

Since November 2004, the Company had entered into several different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes  be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the Company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of March 31, 2009.

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

As of March 31, 2009, the unpaid principal amount due on the remaining secured convertible promissory note to Alpha Capital Anstalt, which was due in November 2007 and bears a default interest rate of 10% per annum, is $157,500. The note holder has extended the due date of this note to January 15, 2010. There is accrued and unpaid interest of $ 36,246 at March 31, 2009.

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

As of March 31, 2009, both notes are unpaid and there is $353,591 of accrued interest.

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

In December 2007 accrued interest of $40,685 was added to the note due to Longview increasing the amount of the note at December 31, 2007 to $1,193,643. The note is unpaid and there is $ 256,650 of accrued interest outstanding at March 31, 2009.

Longview, as the note holder, has extended the due date of the remainder due on the note to January 15, 2010.

In December, 2007, the Company issued a secured promissory note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.  The interest rate on this note has increased to the 18% default rate. At March 31, 2009, this note is unpaid and there is $41,920 of accrued interest.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at March 31, 2009.

Longview

Notes	$2,922,255
Accrued interest payable	457,047
$3,379,302

Alpha

Notes	$832,594
Accrued interest payable	238,077
$1,070,671

Interest expenses incurred during the quarter ended March 31, 2009 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$68,263
Alpha	21,149
$89,412

On March 31, 2009, The Company entered into Waiver of Default Interest Agreements with each of Longview Fund, L.P. and Alpha Capital Anstalt.  These Agreements call for the making of two monthly interest payments at nondefaulted interest rates to each of Longview Fund and Alpha Capital until all past due interest is paid in full to each of Longview Fund and Alpha Capital and in consideration of these payments being made, both companies have agreed to waive default interest rates and additional interest owed due to the otherwise increase of interest rates existing in indebtedness between the Company and each of Longview Fund L.P. and Alpha Capital Anstalt, in the amounts of $117,215 and $30,031, respectively.  The reductions in interest due are reflected in the above stated interest numbers.

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

NOTE 5 – SHORT-TERM NOTES PAYABLE

 Short-term notes payable consist of the following at March 31, 2009:

A note payable to Wells Fargo Bank which bears interest at 12.75%	$10,438

NOTE 6. - STOCKHOLDERS' (DEFICIT) EQUITY

During the three months ended March 31, 2009, the Company did not issue any shares of common stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under several non-cancelable lease agreements for office space with various expiration dates through 2013.

At March 31, 2009, aggregate future minimum payments under these leases, are as follows:

For the period ended March 31,

2010	$417,132
2011	417,132
2012	340,440
2013	46,590
Total	$1,221,294

Rent expense was $110,809 for the three months ended March 31, 2009.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Since the fair value of the convertible Preferred Stock received in exchange for the 15,000,000 shares of its Common Stock would be immediately exchangeable into common stock with a trading price lower than the conversion price, the Company does not have a beneficial conversion feature to recognize by way of charge to the Statement of Operation for the three months ended March 31, 2009.

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

Longview Fund

As of March 31, 2009, Longview Fund, L.P. owned 14.7% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.5% voting control of the Company. See this footnote supra  for a further description of the Series C Preferred Stock.

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

Other Related Parties

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like. Selling, general and administrative expenses for the year ended December 31, 2008 includes provision for the amount due under this agreement.  As of March 31, 2009, $29,500 remains outstanding under this Agreement.

There are no other related party transactions, other than that stated above and in Notes 4 and 7.

NOTE 9 - FOREIGN OPERATIONS

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

NOTE 10 - CREDIT AGREEMENT

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

NOTE 11 – LOSS ON WRITE-OFF AND WRITEDOWN OF IMPAIRED ASSETS

Provisions for impairment of intangibles and long-lived assets totaling of $4,302,633 had been made by the Company during the year ended December 31, 2008, as follows:

Loss on write-off of goodwill	$1,692,782
Loss on write-off of property and equipment	2,606,644
Loss on write-off of website assets	3,207

Total	$4,302,633

NOTE 12 - SUBSEQUENT EVENTS

None.

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

DSEN’s capital resources are comprised primarily of private investors, who are either existing contacts of DSEN’s current or past management or who come to the attention of the Company through brokers, financial institutions and other intermediaries. DSEN’s access to capital is always dependent upon general financial market conditions. DSEN's capital resources are not anticipated to change materially during the rest of 2009.

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

DSEN has a contractual restriction on its ability to incur debt. Pursuant to subscription agreements for certain of its fundings, DSEN cannot enter into any further equity or convertible debt financings, without consent, until the date the notes have been fully paid.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended March 31, 2009, the Company generated $3,773,187 in revenues as compared to $5,347,987 for the three months ended March 31, 2008, a decrease of $1,574,800 or 29.4%. For the three months ended March 31, 2009, the Company’s cost of goods sold was $3,106,504 as compared to $4,466,155 during the three months ended March 31, 2008, a decrease of $1,359,651 or 30.4%. For the three months ended March 31, 2009, the Company generated a gross profit of $666,683 compared to $881,832 for the three months ended March 31, 2008, a decrease of $215,149 or 24.4%. The decrease in revenue and in cost of goods sold resulted primarily due to the current general economic downturn which has affected its customers resulting in less outsourcing for services provided by the Company.   For the three months ended March 31, 2009, the Company decreased its working capital position by $4,109,696  from $(1,369,443) as of March 31, 2008 to $ (5,479,139) as of March 31, 2009.

Analysis of the three months ended March 31, 2009 compared to the three months ended March 31, 2008

The Company had a net profit of $8,911 for the three months ended March 31, 2009 compared to a net loss of $66,890 for the three months ended March 31, 2008, a decrease in net loss of $75,801

Total selling, general and administrative expenses decreased to $437,328 for the three months ended March 31, 2009 from $680,848 for the three months ended March 31, 2008, a decrease of $243,520 or 35.8%. The decrease in expenses is due mainly to the reduction in executive salaries along with a reduction in marketing costs and a general reduction in all administrative costs.

Depreciation expense for the three months ended March 31, 2009 was $91,617 compared to $60,459 for the three months ended March 31, 2008, an increase of $31,158 or 51.5%.

Interest expense for the three months ended March 31, 2009 was $145,945 compared to $207,415 for the three months ended March 31, 2008 a decrease of $61,470 or 29.6%.  The decrease is due to the payoff of several loans and reduced borrowing under its new receivable financing agreement with Wells Fargo Business Credit.

Liquidity and Capital Resources

Liquidity

For the three months ended March 31, 2009, the Company decreased its working capital position by $4,109,696 from $(1,369,443) as of March 31, 2008 to $ (5,479,139) as of March 31, 2009.

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

On March 31, 2009 DSEN had total assets of $3,304,292 compared to $3,141,150 on March 31, 2008, an increase of $163,142. The increase in assets is due to the overall cost reduction programs taken during the first quarter generating an increase in cash.  DSEN had a total stockholders' equity (deficit) of $3,766,226 on March 31, 2009 compared to $3,775,137 on March 31, 2008, an increase in stockholders’ equity of $8,911.

Capital Resources

The Company’s capital resources are comprised primarily of private investors who are either existing contacts of Datascension's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. Datascension's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were  effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of March 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified no following material weaknesses in our internal control over financial reporting as of March 31, 2009:

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this quarterly report.

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

/s/ Lou Persico
Lou Persico
President, Chairman and Director
(Principal Executive Officer)

/s/ David P. Lieberman
David P. Lieberman
(Principal Financial Officer)
Date: May 19, 2009