Form 10-Q
period 2009-06-30
DATASCENSION INC
filed 2009-08-10
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,307,361 shares outstanding, par value $.001 per share as of August 10, 2009.

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2009, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2009 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2009.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	06/30/2009	12/31/2008
	UNAUDITED	AUDITED

ASSETS

Current assets:
Cash	$139,080	$73,713
Accounts receivable	1,270,763	1,303,960
Prepaid expenses	22,346	14,322
Total current assets	1,432,189	1,391,995

Property and equipment, net of depreciation	1,499,728	1,633,139

Other assets:
Deposits	92,522	116,016
Total other assets	92,522	116,016

Total assets	$3,024,439	$3,141,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$357,588	$490,845
Accrued expenses	2,098,063	2,197,641
Short term notes payable	-	17,464
Current portion of long term debt	4,154,849	55,488
Total current liabilities	6,610,500	2,761,438

Long term debt notes payable, net of current portion	—	4,154,849

Total liabilities	6,610,500	6,916,287

Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized 21,307,361 issued and outstanding at June 30, 2009 and December 31, 2008 respectively	21,307	21,307
Additional paid in capital, common stock	16,823,008	16,361,777
Preferred stock, Series B, $0.001 par value, 20,000,000 shares authorized, 505,900 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	506
Additional paid in capital, preferred Series B	-	481,994
Preferred stock, Series C	1	1
Additional paid in capital, preferred Series C	14,999	14,999
Treasury stock (15,095,833 shares), at cost	(134,388))	(134,388)
Accumulated deficit	(20,310,988)	(20,521,333)
Total stockholders' (deficit) equity	(3,586,061)	(3,775,137)

Total liabilities and stockholders' (deficit) equity	$3,024,439	$3,141,150
 The accompanying notes to the financial statements should be read in conjunction with the above financial statements

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the six	For the six
	Three months	Three months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

Revenues	$3,814,623	$4,691,116	7,587,810	10,039,103

Cost of goods sold	3,043,746	4,413,487	6,150,250	8,879,642

Gross profit	770,877	277,629	1,437,560	1,159,461

Expenses:
Selling, general and administrative	490,974	670,328	928,302	1,351,176
Depreciation and amortization	97,122	60,419	188,739	120,878
Total expenses	588,096	730,747	1,117,041	1,472,054

Operating Income (loss)	182,781	(453,118)	320,519	(312,593)

Other income(expense):
Other income	9,368	-	26,486	-
Forgiveness of accrued interest	147,247	-	147,247	-
Interest expense	(137,962)	(220,773)	(283,907)	(428,188)
Total other income (expense)	18,653	(220,773)	(110,174)	(428,188)

Net income (loss) before income taxes	201,434	(673,891)	210,345	(740,781)
Income taxes	-	-	-	-
Net income (loss)	$201,434	$(673,891)	210,345	(740,781

Basic weighted average number of common shares outstanding	21,307,361	36,257,251	21,307,361	36,137,808

Diluted weighted average number of common shares outstanding	21,307,361	36.257,251	21,307,361	36,137,808

Basic net profit (loss) per share	$0.01	$(0.02)	0.01	(0.02)

Diluted net loss per share	$0.01	$(0.02)	0.01	(0.02)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Six months ended	Six months ended
	6/30/2009	6/30/2008

Cash flows from operating activities
Net profit (loss)	$210,345	$(740,781)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization	188,739	120,878
Settlement of Series B preferred stock	(21,269)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	33,197	342,097
Decrease in receivable due from related party	-	33,564
Increase in prepaid expenses	(8,024)	(4,211)
Decrease (increase) in deposits	23,494	(6,646)
Increase (decrease) in accounts payable	(133,257)	22,045
Increase (decrease) in accrued expenses	(99,578)	(10,593)
Net cash used by operating activities	193,647	(243,647)

Cash flows from investing activities
Purchases of property and equipment	(55,328)	(51,914)
Net cash used by investing activities	(55,328)	(51,914)

Cash flows from financing activities
Increase (decrease) in notes payable	(72,952)	87,111
Increase (decrease) in loan payable to Comerica Bank	-	13,684
Issuance of common stock	-	173,508
Net cash used by financing activities	(72,952)	274,303

Net increase (decrease) in cash	65,367	(21,258)
Cash, beginning balance	73,713	46,930

Cash, ending balance	$139,080	$25,672

Interest paid	$236,498	$81,908

Taxes paid	$-	$800

Supplemental disclosure of non-cash transactions

Debt converted to equity	$-	$77,807

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

Datascension International, Inc. and related assets were purchased on September 27, 2001 for $2,200,000 using company shares at fair market value. Datascension is a data solutions company representing a unique expertise in the collecting, storage, processing, and interpretation of data. During 2002, Datascension expanded operations into Costa Rica where it has continued to conduct all of its operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Datascension, Inc., Datascension S.A. and Datascension International, Inc. Datascension International, Inc. was merged into the Company during 2008.  All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

Comprehensive Income

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the six months ended June 30, 2009.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. A provision for the write down of goodwill and website asset costs had been made during the year ended December 31, 2008 and is summarized in Note 10.

Long-Lived Assets

In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. The Company measures impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value. A provision for the write down of property and equipment asset costs had been made during the year ended December 31, 2008 and is summarized in Note 10 herein below.

Foreign Currency Translation

The Company's functional currency is the U.S. dollar. In those instances where DSEN has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company's primary foreign currency transactions are in Costa Rica Colon. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during either the six months ended June 30, 2009 or the year ended December 31, 2008.

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

Advertising

Advertising costs are expensed when incurred. Advertising for the three months ended June 30, 2009 and the year ended December 31, 2008 amounted to $ 8,241and $36,267, respectively.

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

The Company operates in one segment, the market research industry. 90% of the Company's customers are located within the United States of America.

Major Customers

During the six months ended June 30, 2009, the Company had three major clients, Synovate (12.4%), 1-800 Flowers (10.8%), and Sandelman & Associates (8.7%).  Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

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

On December 12, 2007, Emerging Issues Task Force (“EITF”) No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The adoption of EITF No. 07-01   did not have a material impact on our financial position or results of operations.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s results of operations or financial condition for the six months ended June 30, 2009.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of June 30, 2009:

Computer equipment	$972,487
Office equipment	452,079
Leasehold improvements	880,959
Vehicles	154,984
Software	14,485
2,474,994
Less accumulated depreciation and amortization	975,266
$1,499,728

Depreciation expense for the six months ended June 30, 2009 was $188,739

NOTE 4 – LONG-TERM DEBT

Since November 2004, the Company had entered into several different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes  be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived "negative" items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the Company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of June 30, 2009.

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

As of June 30, 2009, the unpaid principal amount due on the remaining secured convertible promissory note to Alpha Capital Anstalt, which was due in November 2007 and bears a default interest rate of 10% per annum, is $157,500. The note holder has extended the due date of this note to January 15, 2010. There is accrued and unpaid interest of $ 32,234 at June 30, 2009.

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

In December, 2007, accrued interest of $25,753 was added to the note due to Longview increasing the principal amount of the note to $1,728,612. The $571,429 promissory note due to Alpha accrued interest at a rate of 6% per annum. The interest rate on this note had increased to the 10% default rate prior to January 1, 2009 but was decreased to the original interest rate at January 1, 2009.

The note holders have extended the due date of the notes to January 15, 2010.

As of June 30, 2009, both notes are unpaid and there is $ 227,579 of accrued interest.

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

In December 2007 accrued interest of $40,685 was added to the note due to Longview increasing the amount of the note at December 31, 2007 to $1,193,643. The note is unpaid and there is $ 166,194 of accrued interest outstanding at June  30, 2009.

Longview, as the note holder, has extended the due date of the remainder due on the note to January 15, 2010.

In December, 2007, the Company issued a secured promissory note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.  The interest rate on this note had increased to the 18% default rate prior to January 1, 2009.  Commencing January 1, 2009, the interest rate was reduced to the non default rate of 14% per annum.  At June  30, 2009, this note is unpaid and there is $ 29,702of accrued interest.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at June 30, 2009.

Longview

Notes	$2,922,255
Accrued interest payable	269,343
$3,191,598

Alpha

Notes	$832,594
Accrued interest payable	186,366
$1,018,960

Interest expenses incurred during the six months ended June 30, 2009 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$134,300
Alpha	32,009
$166,309

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

NOTE 5 - STOCKHOLDERS' (DEFICIT) EQUITY

During the six months ended June 30, 2009, the Company did not issue any shares of common stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under several non-cancelable lease agreements for office space with various expiration dates through 2013.

At June 30, 2009, aggregate future minimum payments under these leases, are as follows:

For the period ended June 30,

2010	$432,187
2011	390,164
2012	367,500
2013	115,762
Total	$1,305,613

Rent expense was $233,479 for the six months ended June 30, 2009.

NOTE 7 - RELATED PARTY TRANSACTIONS

Series B Preferred Stock

Preferred stock, $.001 par value, 20,000,000 shares authorized, 505,900 of preferred stock Series B issued and outstanding as of June 30, 2009.

The Series B preferred shares pursuant to the certificate of designation were to be converted two years after issuance.  The company reached agreement with holders of Series B preferred shares that it was able to contact and received these shares back.  The company has no record and was unable to locate of the remaining holders of the Series B preferred shares and therefore board has taken the position that the value of the remaining shares and paid-in capital be adjusted to zero.

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

Since the fair value of the convertible Preferred Stock received in exchange for the 15,000,000 shares of its Common Stock would be immediately exchangeable into common stock with a trading price lower than the conversion price, the Company does not have a beneficial conversion feature to recognize by way of charge to the Statement of Operation for the six months ended June 30, 2009.

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

Longview Fund

As of June 30, 2009, Longview Fund, L.P. owned 14.7% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.5% voting control of the Company. See this footnote supra  for a further description of the Series C Preferred Stock.

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

Other Related Parties

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like. Selling, general and administrative expenses for the year ended December 31, 2008 includes provision for the amount due under this agreement.  As of June 30, 2009, $8,500 remains outstanding under this Agreement.

There are no other related party transactions, other than that stated above and in Notes 4 and 7.

NOTE 8 - FOREIGN OPERATIONS

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

NOTE 9 - CREDIT AGREEMENT

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

NOTE 10 – LOSS ON WRITE-OFF AND WRITEDOWN OF IMPAIRED ASSETS

Provisions for impairment of intangibles and long-lived assets totaling of $4,302,633 had been made by the Company during the year ended December 31, 2008, as follows:

Loss on write-off of goodwill	$1,692,782
Loss on write-off of property and equipment	2,606,644
Loss on write-off of website assets	3,207

Total	$4,302,633

NOTE 11 - SUBSEQUENT EVENTS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended June 30, 2009, the Company generated $7,587,810 in revenues as compared to $10,039,103 for the six months ended June 30, 2008, a decrease of $2,451,293 or 24.4%. For the six months ended June 30, 2009, the Company’s cost of goods sold was $6,150,250 as compared to $8,879,642 during the six months ended June 30, 2008, a decrease of $2,729,392 or 30.7%. For the six months ended June 30, 2009, the Company generated a gross profit of $1,437,560 compared to $1,159,461 for the six months ended June 30, 2008, an increase of $278,099 or 24%. The decrease in revenue and in cost of goods sold resulted primarily due to the current general economic downturn which has affected its customers resulting in less outsourcing for services provided by the Company.   The increase in gross profit is due to steps management has taken to reduce operating costs along with increasing productivity per hour on the work being done for clients.  For the six months ended June  30, 2009, the Company decreased its working capital position by $3,580,290 from $1,598,021 as of June 30, 2008 to  $(5,178,311) as of June  30, 2009.

Analysis of the six months ended June 30, 2009 compared to the six months ended June 30, 2008

The Company had a net profit of $210,345 for the six months ended June 30, 2009 compared to a net loss of $740,781 for the six months ended June 30, 2008, an increase of $951,126.

 Total selling, general and administrative expenses decreased to $928,302 for the six months ended June 30, 2009 from $1,351,176 for the six months ended June 30, 2008, a decrease of $422,874 or 31.3%. The decrease in expenses is due mainly to the reduction in executive salaries along with a reduction in marketing costs and a general reduction in all administrative costs.

Depreciation expense for the six months ended June 30, 2009 was $188,739 compared to $120,878 for the six months ended June 30, 2008, an increase of $67,861 or 56.1%.

Interest expense for the six months ended June 30, 2009 was $283,907 compared to $428,188 for the six months ended June 30, 2008, a decrease of $144,281 or 33.7%.    The decrease is due to the payoff of several loans and reduced borrowing under its new receivable financing agreement with Wells Fargo Business Credit.

Liquidity and Capital Resources

Liquidity

For the six months ended June 30, 2009 the Company decreased its working capital position by $3,580,290 from $1,598,021 as of June 30, 2008 to $(5,178,311) as of June 30, 2009.  The decrease is due to the convertible debt going from long-term debt to current liabilities.  The company is working with the debt holders to revise the maturity date of the loans.  At this time no change has taken place in the maturity date of the notes.

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

On June 30, 2009 DSEN had total assets of $3,024,439 compared to $3,141,150 on December 31, 2008, a decrease of $116,711. The decrease in assets is principally due to the reduction in net property and equipment due to depreciation expense.  DSEN had a total stockholders' equity (deficit) of ($3,586,061) on June 30, 2009 compared to ($3,775,137) on December 31, 2008, an increase in stockholders’ equity of $189,076.

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

Safe Harbor

The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Statements made in this Form 10-Q that are not historical or current facts are "forward- looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were  effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of June 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified no following material weaknesses in our internal control over financial reporting as of  June 30, 2009:

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

(c) Reports on Form 8-K

Current Report on Form 8-K, filed on January 6, 2009

(d) Other Exhibits

None

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datascension, Inc.

/s/ Lou Persico
Lou Persico
President, Chairman and Director
(Principal Executive Officer)

/s/ David P. Lieberman
David P. Lieberman
(Principal Financial Officer)

Date: August 10, 2009