Form 10-Q
period 2009-09-30
DATASCENSION INC
filed 2009-11-16
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,407,361 shares outstanding, par value $.001 per share as of  November _5, 2009,

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
	09/30/2009	12/31/2008
	UNAUDITED	AUDITED

ASSETS

Current assets:
Cash	$299,378	$73,713
Accounts receivable	1,065,456	1,303,960
Prepaid expenses	77,646	14,322
Total current assets	1,442,480	1,391,995

Property and equipment, net of depreciation	1,420,007	1,633,139

Other assets:
Deposits	93,101	116,016
Total other assets	93.101	116,016

Total assets	$2,955,588	$3,141,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$211,099	$490,845
Accrued expenses	1,244,038	2,197,641
Short term notes payable	-	17,464
Current portion of long term debt	400,000	55,488
Total current liabilities	1,855,137	2,761,438

Long term debt notes payable, net of current portion	4,736,489	4,154,849

Total liabilities	6,591,626	6,916,287

Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized 21,307,361 issued and outstanding at September 30, 2009 and December 31, 2008 respectively	21,307	21,307
Additional paid in capital, common stock	16,823,008	16,361,777
Preferred stock, Series B, $0.001 par value, 20,000,000 shares authorized, 505,900 shares issued and outstanding at September 30, 2009 and December 31, 2008	-	506
Additional paid in capital, preferred Series B	-	481,994
Preferred stock, Series C	1	1
Additional paid in capital, preferred Series C	14,999	14,999
Treasury stock (15,095,833 shares), at cost	(134,388))	(134,388)
Accumulated deficit	(20,360,965)	(20,521,333)
Total stockholders' (deficit) equity	(3,636,038)	(3,775,137)

Total liabilities and stockholders' (deficit) equity	$2,955,588	$3,141,150
The accompanying notes to the financial statements should be read in conjunction with the above financial statements

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008

Revenues	$3,550,457	$3,975,576	11,138,267	14,014,679

Cost of goods sold	2,873,921	3,479,922	9,024,171	12,359,564

Gross profit	676,536	495,654	2,114,096	1,655,115

Expenses:
Selling, general and administrative	486,002	611,806	1,414,304	1,962,982
Depreciation and amortization	91,822	60,499	280,561	181,377
Total expenses	577,824	672,305	1,694,865	2,144,359

Operating Income (loss)	98,712	(176,651)	419,231	(489,244)

Other income(expense):
Other income	17,848	-	44,334	-
Forgiveness of accrued interest		-	147,247	-
Interest expense	(166,538)	(220,858)	(450,445)	(649,046)
Loss on write off of goodwill		(1,692,782)		(1,692,782)
Loss on write off of property & equipment		(2,950,452)		(2,950,452)
Loss on write off of website asset		(3,207)		(3,207)
Total other income (expense)	(148,690)	(4,867,299)	(258,864)	(5,295,487)

Net income (loss) before income taxes	(49,978)	(5,043,950)	160,367	(5,784,731)
Income taxes		859		859
Net income (loss)	$(49,978)	$(5,044,809)	160,367	(5,785,590)

Basic weighted average number of common shares outstanding	21,307,361	25,220,404	21,307,361	32,472,111

Diluted weighted average number of common shares outstanding	21,307,361	25,220,404	21,307,361	32,472,111

Basic net profit (loss) per share	$0.00	$(0.20)	0.01	(0.18)

Diluted net loss per share	$0.00	$(0.20)	0.01	(0.18)
The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Nine months ended	Nine months ended
	9/30/2009	9/30/2008

Cash flows from operating activities
Net profit (loss)	$160,367	$(5,785,590)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	280,561	181,377
Settlement of Series B preferred stock	(21,269)	-
Loss on write off of goodwill		1,692,782
Loss on write off of property & equipment		2,950,452
Loss on write off of property & equipment –subsidiary		(1,484,147)
Loss on write off of website assets		3,207
Issuance of common stock for services		173,506
Changes in operating assets and liabilities:
Decrease in accounts receivable	238,504	627,867
Increase in prepaid expenses	(63,324)	16,971
Decrease in deposits	22,915	(140,808)
Decrease in accounts payable	(279,746)	(2,009)
Decrease (increase) in accrued expenses	(953,603)	1,574,228
Net cash used by operating activities	(615,595)	(192,164)

Cash flows from investing activities
Purchases of property and equipment	(67,428)	(51,914)
Net cash used by investing activities	(67,429)	(51,914)

Cash flows from financing activities
Increase (decrease) in short term and current portion of long term notes payable	327,048	527,001
Increase in long-term notes payable	581,640
Increase (decrease) in loan payable to Comerica Bank	-	(353,481)
Decrease in receivable due from related party	-	571,565
Net cash used by financing activities	908,688	745,085

Net increase (decrease) in cash	225,665	501,007
Cash, beginning balance	73,713	46,930

Cash, ending balance	$299,378	$547,937

Interest paid	$445,040	$130,167

Taxes paid	$-	$859

Supplemental disclosure of non-cash transactions

Debt converted to equity	$-	$-

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

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Datascension, Inc. and Datascension International, Inc. Datascension International, Inc. was merged into the Company during 2008.  All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Income taxes:

The Company accounts for income taxes as codified in ASC 740-10-05 (formerly SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350- 30-65 (formerly SFAS 142, “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Long-Lived Assets

In accordance with ASC 360 (formerly FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the carrying value of intangible assets and other long-lived assets are reviewed, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. The Company measures impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value. A provision for the write down of property and equipment asset costs had been made during the year ended December 31, 2008 and is summarized in Note 10 herein below.

Foreign Currency Translation

The Company's functional currency is the U.S. dollar. In those instances where DSEN has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with ASC 830 (formerly Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation).  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company's primary foreign currency transactions are in Costa Rica Colon. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during either the nine months ended September 30, 2009 or the year ended December 31, 2008.

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

Advertising

Advertising costs are expensed when incurred. Advertising for the nine months ended September 30, 2009 and the year ended December 31, 2008 amounted to $ 14,411and $36,267, respectively.

Research and Development

The Company expenses its research and development in the periods incurred.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

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

Stock Based Compensation

The Company applies ASC 718-10 and ASC 505-50 (formerly SFAS 123R) in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

Major Customers

During the nine months ended September 30, 2009, the Company had three major clients, Synovate (12.9%), AdMax Media Inc.9.5%), and  Sandelman & Associates (8.7%).  Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

During the year ended December 31, 2008, the Company had three major clients, Ipsos-Reid (15.0%), Synovate  (11.5%), and Nielsen (8.3%). Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

Recently Issued Accounting Pronouncements

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820-10 beginning in 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated results of operations or financial condition.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants.  Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s condensed consolidated financial statements.

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after September 30, 2009 up through November 12, 2009, the date the Company issued these condensed consolidated financial statements.  During this period, the Company had material subsequent events as set forth in Note 16 to these condensed consolidated financial statements.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

Effective for the interim reporting period ending June 30, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65  requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending June 30, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of September 30, 2009:

Computer equipment	$983,409
Office equipment	453,259
Leasehold improvements	880,959
Vehicles	154,984
Software	14,485
2,487,096
Less accumulated depreciation and amortization	1,067,089
$1,420,007

Depreciation expense for the six months ended September 30, 2009 was $280,561

NOTE 4 – LONG-TERM DEBT

Effective September 30, 2009, the Company’s two major creditors (other than Wells Fargo), Longview Fund LP and Alpha Capital Anstalt, in order to assist the Company in restructuring its balance sheet, agreed to modification of the terms of their outstanding notes with the Company as detailed hereinbelow.  The purpose of the modifications and the concurrent restructuring of the Company’s balance sheet is to both extend the terms of the notes in question so as to ease the Company’s immediate burden to attempt to refinance the notes and as to make the balance sheet presentation more palatable to potential investors and clients of the Company.

Both Longview Fund LP and Alpha Capital Anstalt have agreed to enter into an Allonge No.4 to their existing notes, which capitalize all accrued and unpaid interest on the notes, as well as to increase the balances to include interest payments which would otherwise be due through December 2009.  The new interest rate on the notes is 8% per annum, and the additions to principal balances for interest due for the fourth quarter of 2009 are calculated at the new 8% interest rate.

The Principal amounts of the three allonges are as follows:

June 12, 2006 Note Payable to the Longview Fund LP -	$1,848,365.85

December 12, 2006 Note Payable to the Longview fund LP -	$1,356,894.50

Note Payable to Alpha Capital Anstalt -	$1,038,912.00

The allonges also extend the maturity date of the aforesaid notes to March 21, 2011.  The allonge to the December 12, 2006 Longview Fund LP note also transform the note into a convertible note on the same terms as the June 6, 1006 note except that the initial conversion price is $.10 per share.

The history of the previous notes is presented below.

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

In December 2007 accrued interest of $40,685 was added to the note due to Longview increasing the amount of the note at December 31, 2007 to $1,193,643. The note is unpaid and there is $ 166,194 of accrued interest outstanding at September  30, 2009.

Longview, as the note holder, has extended the due date of the remainder due on the note to January 15, 2010.

In December, 2007, the Company issued a secured promissory note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.  The interest rate on this note had increased to the 18% default rate prior to January 1, 2009.  After January 1, 2009 the interest rate is 14% per annum.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at September 30, 2009.

Longview

Notes	$3,205,261
Accrued interest payable	0
$3,205,261

Alpha

Notes	$1,038,912
Accrued interest payable	0
$1,038,912

Interest expenses incurred during the nine months ended September 30, 2009 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$202,566
Alpha	48,277
$250,843

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

NOTE 5 - STOCKHOLDERS' (DEFICIT) EQUITY

During the nine months ended September 30, 2009, the Company did not issue any shares of common stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under several non-cancelable lease agreements for office space with various expiration dates through 2013.

At September 30, 2009, aggregate future minimum payments under these leases, are as follows:

For the period ended September 30,

2010	$432,187
2011	390,164
2012	367,500
2013	115,762
Total	$1,305,613

Rent expense was $354,274 for the nine months ended September 30, 2009.

NOTE 7 - RELATED PARTY TRANSACTIONS

Series B Preferred Stock

Preferred stock, $.001 par value, 20,000,000 shares authorized, 505,900 of preferred stock Series B issued and outstanding as of December 31, 2008.

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

Since the fair value of the convertible Preferred Stock received in exchange for the 15,000,000 shares of its Common Stock would be immediately exchangeable into common stock with a trading price lower than the conversion price, the Company does not have a beneficial conversion feature to recognize by way of charge to the Statement of Operation for the nine months ended September 30, 2009.

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

Longview Fund

As of September 30, 2009, Longview Fund, L.P. owned 14.7% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.5% voting control of the Company. See this footnote supra  for a further description of the Series C Preferred Stock.

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

Other Related Parties

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like. Selling, general and administrative expenses for the year ended December 31, 2008 includes provision for the amount due under this agreement.  As of September 30, 2009, there is nothing outstanding under this Agreement.

There are no other related party transactions, other than that stated above and in Notes 4 and 7.

NOTE 8 - FOREIGN OPERATIONS

The Company has its principal operating facilities located in  Costa Rica, SA.  The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. Approximately 99% of the Company's workforce is outside of the United States. Currently 80% of the company's clients are US based companies. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

NOTE 9 - CREDIT AGREEMENT

Wells Fargo

On November 7, 2008, the Company entered into an Account Purchase Agreement (“Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo agreed to purchase certain accounts receivable from the Company from time to time, up to $4.5 million, at a price equal to the face value of each such receivable less a discount equal to .5% plus the then existing prime rate, plus three percent plus other fees and charges. Any accounts sold to Wells Fargo for which payment is not received within the proscribed time periods in the Agreement shall be subject to repurchase by the Company. To secure this repurchase and other obligations of the Company there under, the Company granted a first lien on all of its assets to Wells Fargo. In connection therewith, the Longview Fund and Alpha Capital Anstalt agreed to subordinate their security interests in the Company’s collateral to the security interests of Wells Fargo.

NOTE 10 – LOSS ON WRITE-OFF AND WRITEDOWN OF IMPAIRED ASSETS

Provisions for impairment of intangibles and long-lived assets totaling of $4,302,633 had been made by the Company during the year ended December 31, 2008, as follows:

Loss on write-off of goodwill	$1,692,782
Loss on write-off of property and equipment	2,606,644
Loss on write-off of website assets	3,207

Total	$4,302,633

NOTE 11 - SUBSEQUENT EVENTS

In October, 2009, 100,000 shares of restricted Common Stock was issued to a consultant for services previously rendered.

The Company has evaluated the period beginning October 1, 2009 through November 16, 2009, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the nine months ended September 30, 2009, the Company generated $11,138,267 in revenues as compared to $14,014,679 for the nine months ended September 30, 2008, a decrease of $2,876,412 or 20.5%. For the nine months ended September 30, 2009, the Company’s cost of goods sold was $9,024,171 as compared to $12,359,564 during the nine months ended September 30, 2008, a decrease of $3,335,393 or 27.0%. For the nine months ended September 30, 2009, the Company generated a gross profit of $2,114,096 compared to $1,655,115 for the nine months ended September 30, 2008, an increase of $458,981 or 27.7%. The decrease in revenue and in cost of goods sold resulted primarily due to the current general economic downturn which has affected its customers resulting in less outsourcing for services provided by the Company.   The increase in gross profit is due to steps management has taken to reduce operating costs along with increasing productivity per hour on the work being done for clients.  For the nine months ended September  30, 2009, the Company increased its working capital position by $956,786 from ($1,369,443) as of  December 31, 2008 to  $(412,657) as of September  30, 2009.

Analysis of the nine months ended September  30, 2009 compared to the nine months ended September 30, 2008

The Company had a net profit of $160,367 for the nine months ended September 30, 2009 as compared to a net loss of ($5,785,590) for the nine months ended September 30, 2008 an increase of $5,945,957.

Total selling, general and administrative expenses decreased to $1,414,304 for the nine months ended September 30, 2009 from $1,962,982 for the nine months ended September 30, 2008, a decrease of $548,678 or 28.0%. The decrease in expenses is due mainly to the reduction in executive salaries along with a reduction in marketing costs and a general reduction in all administrative costs.

Depreciation expense for the nine months ended September 30, 2009 was $280,561 compared to $181,377 for the nine months ended September 30, 2008, an increase of $99,184 or 54.6%.

Interest expense for the nine months ended September 30, 2009 was $450,455 compared to $649,046 for the nine months ended September 30, 2008, a decrease of $198,591 or 30.5%.    The decrease is due to the payoff of several loans and reduced borrowing under its new receivable financing agreement with Wells Fargo Business Credit.

Liquidity and Capital Resources

Liquidity

For the nine months ended September 30, 2009 the Company increased its working capital position by $956,786 from ($1,369,443) as of  December 31, 2008 to $(412,657) as of September 30, 2009.  The increase is due to the reduction in short-term loans and accrued interest on Convertible debt being added to the new long-term note agreements.

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

On September 30, 2009 DSEN had total assets of $2,955,588 compared to $3,141,150 on December 31, 2008, a decrease of $185,562.  The decrease in assets is principally due to the reduction in net property and equipment due to depreciation expense and a reduction in accounts receivable due to lower monthly revenues.  DSEN had a total stockholders' equity (deficit) of ($3,636,038) on September 30, 2009 compared to ($3,775,137) on December 31, 2008, an increase in stockholders’ equity of $139,099.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified no following material weaknesses in our internal control over financial reporting as of  September 30, 2009:

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

Date: November_16, 2009