Form 10-K
period 2009-12-31
DATASCENSION INC
filed 2010-04-15
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Issuer’s telephone number)
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
Yes ☐ No ☒

State registrant’s revenues for its most recent fiscal year. $14,814,100

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of April 14, 2010 was approximately $984,739.  The number of shares outstanding of the registrant’s Common Stock, as of April 14, 2010, was 21,407,361 shares.

Documents Incorporated by Reference

None.

PART I

Forward-Looking Statements

This annual report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” “Plans” or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 1A “Risk Factor and item 5, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and included elsewhere in this report.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Entity History

Datascension, Inc., (“DSEN” “datascension” or the  “Company” (formerly known as Nutek)  was incorporated under the laws of the State of Nevada, on August 23, 1991, under the name Swiss Technique, Inc. The original Articles of DSEN authorized the issuance of fifty million (50,000,000) shares of common stock with a par value of $0.001. On August 23, 1991, pursuant to Section 78.486, Nevada Revised Statutes as amended, DSEN filed with the Nevada Secretary of State Articles of Merger, whereby DSEN merged with Sun Investments, Inc., a Utah corporation. On or about April 10, 1992, the Issuer, with majority shareholder vote filed Articles of Amendment to the Articles of Incorporation with the Secretary of State of Nevada, authorizing five million (5,000,000) shares of Preferred Stock each have a par value of $0.001, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors of the Corporation. DSEN in accordance with Section 78.250 of the Nevada Revised Statues and as a result of the majority consent of shareholders executed on or about March 3, 1995 changed the name from Swiss Technique, Inc., to Nutek, Inc. DSEN filed a Certificate of Amendment of Articles of Incorporation with the Secretary of State of Nevada to change its name.

On December 24, 2003, 63.34% of the votes entitled to be cast at a meeting of DSEN’s shareholders consented in writing to change the name of the corporation from Nutek Inc. to Datascension Inc. (“DSEN”.) The Board of Directors of Nutek, Inc. at a meeting duly convened, held on the 5th day of January, 2004, adopted a resolution to amend the original articles of incorporation for the name change.

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

Nutek Oil was disposed of by issuing a dividend of the shares held by the parent company to the shareholders of the parent company. The stock dividend was distributed to owners of the Company’s common stock as of the record date in a ratio of one share of dividend stock in the subsidiary for every 500 shares of common stock owned in Datascension, Inc.

Century Innovations was disposed of by issuing a dividend of the shares held by the parent company to the shareholders of the parent company. The stock dividend was distributed to owners of the Company’s common stock as of the record date in a ratio of one share of dividend stock in the subsidiary for every 300 shares of common stock owned in Datascension, Inc.

DSEN previously distributed a portion of its ownership to Datascension shareholders. The Company has additionally distributed all but 10% of its ownership in Century to Century as Treasury Stock on the books of Century. It will remain as Treasury Stock on the books of Century until the effectiveness of a Form 10 registration to be filed by Century for the shares. Within sixty (60) days of the Form 10’s effectiveness, Century will work with the Company to distribute the shares to the then current Datascension shareholders.

DSEN’s mailing address is: 532 Pima Canyon Court, Las Vegas, Nevada 89144, 702-233-6785. The Company website can be found at www.datascension.com.

(b) Business of Issuer

On July 2, 2001, the DSEN acquired 100% of the issued and outstanding stock of Datascension International. Datascension International is a data gathering and research company. Its expertise is in the collection, storage, processing and interpretation of data. Datascension International’s management team has over 30 years of experience in working with clients to gather the information they need to make changes or advancements to their operations. Datascension International services a variety of industries and customers (including the hospitality, entertainment, and automotive sectors) with emphasis and commitment to customer service, quality assurance and on-time project management.

1) Principal Products, Services and Principal Markets.

Services

Telephone Interviewing (CATI or Paper). Currently, Datascension’s CATI telephone facility employs approximately 1,200 part- and full-time telephone interviewers, many of whom are bilingual in Spanish and English. Datascension and other leading research agencies have found that streamlining their systems with integrated CATI and automatic dialing capabilities have resulted in quicker turnaround, lower costs and increased field capacity for phone research projects.

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

In-bound Customer Service

Datascension’s expertise in handling customer service calls covers a wide spectrum of industries from hardware order taking to infomercial support. Activities include on-line order booking to technical support for client products and services.

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

Major Clients

During the year ended December 31, 2009, the Company had five major clients, Synovate (12.22%), Admax Media, Inc.  (10.91%), Sandelman & Associates (8.6%), Nielsen (7.64%), and Market Cast (7.56%). Management believes the loss of one of these key clients would materially affect the operations of the company in the short term.

All of the revenue generated is from Datascension, Inc., with about 98% of the revenue from the telephone interviewing and customer service with approximately 2% coming from the data services and programming division. Customers are located through referrals from existing customers and from leads generated by our sales staff.

Our business does not involve “telemarketing”. Telemarketing, in the call center industry, refers to the marketing of goods and services by telephone. We do not market goods or services for clients, but instead conduct interviews and gather information from interviewees. As a result the government regulation of the “do not call list” that has been implemented to stop unsolicited telemarketing does not affect our industry and we are not bound to comply by the Amended Telemarketing Sale Rule (TSR).

Who Must Comply with the Amended Telemarketing Sale Rule (TSR)?

The amended TSR regulates “telemarketing”- defined in the Rule as “a plan, program, or campaign to induce the purchase of goods or services or a charitable contribution” involving more than one interstate telephone call.” (The FCC regulates both intrastate and interstate calling. More information is available from www.fcc.gov.). With some important exceptions, any businesses or individuals that take part in “telemarketing” must comply with the Rule. This is true whether, as “telemarketers,” they initiate or receive telephone calls to or from consumers, or as “sellers,” they provide, offer to provide, or arrange to provide goods or services to consumers in exchange for payment. It makes no difference whether a company makes or receives calls using low-tech equipment or the newest technology-such as voice response units (VRUs) and other automated systems. Similarly, it makes no difference whether the calls are made from outside the United States; so long as they are made to consumers in the United States, those making the calls, unless otherwise exempt, must comply with the TSR’s provisions. If the calls are made to induce the purchase of goods, services, or a charitable contribution, the company is engaging in “telemarketing.”

Certain sections of the Rule apply to individuals or companies other than “sellers” or “telemarketers” if these individuals or companies provide substantial assistance or support to sellers or telemarketers. The Rule also applies to individuals or companies that provide telemarketers with unauthorized access to the credit card system.

2) Employees/Contract workers

DSEN currently has both employees and contracted help. The employees have residence in the US but spend most of their time in Costa Rica managing the Company.  In addition to the three Company employees, of which (2) are Officers of DSEN, the Company employs approximately 1000 contracted individuals working for DSEN of which 120 are full-time.

3) Competition

We currently face significant competition for outsourced market research services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality and interviewing skills, the ability to develop customized designs and technological and industry expertise. While numerous companies provide market research services, we believe our principal competitors include our clients’ own in-house market research groups, including, in some cases, in- house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications industries or entrants in geographic locations with lower costs than those in which we operate.

ITEM 1A.  RISK FACTORS

Risks Relating to our Business:

1. Efforts to expand operations through developing new services, features and functions may drain capital resources if not successful.

There can be no assurance that DSEN will be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market value and acceptance. Furthermore, any new business launched by DSEN that is not favorably received by consumers could drain DSEN of needed capital, damage DSEN’s reputation and diminish the value of its brand name.

Expansion of DSEN’s operations would require significant expenditure for development, operation setup, and training of DSEN’s management, financial and operational resources. Any lack of market acceptance of DSEN’s products or services would result in the inability to generate satisfactory revenues and to offset its costs of the expansion, which could have a material adverse effect on DSEN’s results of operations and financial condition.

2. Efforts to establish brand identity is costly and failure to succeed could adversely affect DSEN’s ability to grow.

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

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by DSEN in building its brands. If DSEN fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or DSEN’s existing or future strategic relationships fail to promote DSEN’s brand or increase brand awareness, DSEN’s business, results of operations and financial condition would be materially adversely affected.

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

We currently face significant competition for outsourced market research services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality and interviewing skills, the ability to develop customized designs and technological and industry expertise. While numerous companies provide market research services, we believe our principal competitors include our clients’ own in-house market research groups, including, in some cases, in- house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications industries or entrants in geographic locations with lower costs than those in which we operate.

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

•      the extent to which we incur expenses in a given period in anticipation of increased demand in future periods, and the extent to which that demands materializes;

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

The market research outsourcing industry is very labor intensive and our success depends on our ability to attract, hire and retain qualified employees. We compete for qualified personnel with companies in our industry and in other industries and this competition are increasing in Costa Rica as the outsourcing industry expands. Our growth requires that we continually hire and train new personnel. The outsourcing industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably. We may be unable to continue to recruit, hire, train and retain a sufficient labor force of qualified employees to execute our growth strategy or meet the needs of our business.

10. Our senior management team is important to our continued success and the loss of members of senior management could negatively affect our operations.

The loss of the services of Lou Persico, our Chief Executive Officer, David Lieberman, and our Chief Financial Officer could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals.

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

Our ten largest clients accounted for $10,853,775 of revenues, or approximately 73.3% of our total net revenues for the year ended December 31, 2009.  If we lose business from any of our top ten clients, our net revenues may decline substantially.

14. We could cause disruptions to our clients’ business from inadequate service, and our insurance coverage may be inadequate to cover this risk.

Most of our contracts with our clients contain service level and performance requirements, including requirements relating to the timing and quality of responses to market research. The quality of services that we provide is measured by quality assurance ratings, which are based in part on the results of customer satisfaction and direct monitoring of interactions between our professionals and customers. Failures to meet service requirements of a client could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. For example, some of our agreements have standards for service that, if not met by us, result in lower payments to us. In addition, because many of our projects are business-critical projects for our clients, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business.

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

We believe that our existing cash and cash equivalents will be sufficient to support our anticipated cash needs through 2010. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

Risks Relating to our Stock and Financing Arrangements:

1. The overhang effect from the resale of the selling shareholders securities on the market could result in lower stock prices when converted Overhang can translate into a potential decrease in DSEN’s market price per share. If the share volume cannot absorb the sale of these shares, DSEN’s market price per share will likely decrease. As the market price decreases, each subsequent conversion will require a larger quantity of shares.

2. Short selling common stock by warrant and convertible note holders may drive down the market price of DSEN’s stock.

The warrant and convertible note holders may sell shares of DSEN’s common stock on the market before exercising the warrant or converting the notes. The stock is usually offered at or below market since the warrant and debenture holders may receive stock at a discount to market (depending on the then prevailing market price as conversion prices and warrant exercise prices are fixed). Once the sale is completed the holders exercise or convert a like dollar amount of shares. If the stock sale lowered the market price, upon exercise or conversion, the holders would receive a greater number of shares than they would have absent the short sale. This pattern may result in the spiraling down of DSEN’s stock’s market price.

3. DSEN’s common stock is subject to the “Penny Stock” rules of the SEC and the trading market in DSEN’s securities is limited, which makes transactions in DSEN’s stock cumbersome and may reduce the value of an investment in DSEN’s stock.

DSEN’s shares of Common Stock are “penny stocks” as defined in the Exchange Act, which are quoted in the over the counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock being registered hereby. In addition, the “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker dealers. For example, broker dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

•     The bid and offer price quotes for the penny stock, and the number of shares to which the quoted prices apply.

•     The brokerage companies compensation for the trade.

•     The compensation received by the brokerages firm’s salesperson for the trade.

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

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker dealer, the broker dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of the Common Stock.

4. Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our stock cumbersome and may reduce the value of an investment in DSEN’s stock.

Various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired. For example, the Utah Securities Commission prohibits brokers from soliciting buyers for “penny stocks”, which makes selling them more difficult.

5. DSEN’s absence of dividends or the ability to pay them places a limitation on any investor’s return.

DSEN anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, DSEN does not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of DSEN’s Board of Directors and will depend on DSEN’s general business condition.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The principal office of 5,102 square feet of office space at 145 State College Blvd., Ste. 350,   Brea California 92821 was sub-leased in July, 2007. Net rent expense recorded during 2009 and 2008 was $4,633 and $7,502, respectively.

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

Floor	Under Name	Monthly Amount	Starting date	Ending Date
Rent 3rd Floor	Arrendamientos Capitulo Zeta	$2,766	March 15, 2008	March 15, 2011
Rent Ciber City	Arrendadora Coturno S.A	$8,575	May 15, 2006	May 15, 2013
Rent Planet Mall	Incredible Universo M.O.S.A	$22,050	May 01, 2006	May 01, 2013
Call Center Limon	Limon Club de Campo S.A.	2,625	January 15, 2008	June 30, 2011
		$36.016

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

DSEN is not currently a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

PART II

ITEM 4. MARKET FOR COMMON EQUITY  RELATED STOCKHOLDER MATTERS.

Market Information

Datascension, Inc., Common Stock is traded on the OTC Bulletin Board (OTCBB) under the symbol “DSEN”. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split. As of December 31, 2009, DSEN had approximately 1,155 shareholders of record.

Period	High	Low
Calendar Year 2008

March 31, 2008	0.63	0.30
June 30, 2008	0.30	0.09
September 30, 2008	0.09	0.06
December 31, 2008	0.11	0.01

Calendar Year 2009

March 31, 2009	0.15	0.02
June 30, 2009	0.15	0.03
September 30, 2009	0.10	0.02
December 31, 2009	0.15	0.04

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

Shareholders of Record and Outstanding Shares

The authorized capital stock of DSEN consists of 200,000,000 shares of common stock with a par value of $.001 per share and 20,000,000 shares of preferred stock at a par value of $.001 per share.

As of December 31, 2009, DSEN had 21,407,361 shares of its $.001 par value common voting stock issued and outstanding which are held by 1,155 shareholders of record. As of December 31, 2009, there were no shares of Series B Preferred Stock outstanding.   DSEN has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company’s earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

Reverse Split

On November 4, 2004, Datascension Inc., announced its board of directors has authorized a reverse split of the company’s common stock at a ratio of one-for-ten.

The reverse split, which was approved by the Company’s stockholders at the last shareholder meeting, took effect on November 5, 2004. Each ten shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued. Holders of fractional shares received shares rounded to the nearest whole share.

The reverse split affected all of stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company or proportionate voting power.

Preferred Shares

The Series B preferred shares pursuant to the certificate of designation were to be converted two years after issuance.  The company reached agreement with holders of Series B preferred shares that it was able to contact and received these shares back.  The company has no record and was unable to locate the remaining holders of the Series B preferred shares and therefore the board has taken the position that the value of the remaining shares and paid-in capital be adjusted to zero.

Securities Authorized for Issuance under Equity Compensation Plans

No securities were issued under an equity compensation plan in 2009.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, the Company issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follow:

100,000 shares of common stock were issued to settle an agreement for services valued at $3,000

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

ITEM 5. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Convertible Debt Financing and Derivative Liabilities

In accordance with ASC 815, Disclosures about Derivative Instruments and Hedging Activities”,, the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within ASC 815, they were required by ASC 815 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Since November 2004, the Company had entered into multiple financing arrangements. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes be debt be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived “negative” items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the Company to have the derivative accounting treatment. Below is a summary of the major terms of the notes outstanding as of December 31, 2009 (See “Accounts Payable and Accrued Liabilities” under the heading “Liquidity and Capital Resources”).

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

The Registrant’s capital resources are comprised primarily of private investors, who are either existing contacts of the Registrant’s management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant’s access to capital is always dependent upon general financial market conditions. The Registrant’s capital resources are not anticipated to change materially in 2010.

DSEN has financed operations through the collections of accounts receivable, servicing of existing contracts and the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that DSEN has sufficient working capital in that it has a receivables purchase line with Wells Fargo.

DSEN’s future capital requirements will depend on numerous factors, including the profitability of our research projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders.

There can be no assurances that DSEN will be successful in raising additional capital via debt or equity funding, or that any such transactions, if consummated, will be on terms favorable to DSEN. In the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

If DSEN needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of DSEN will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of DSEN’s Common Stock.

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

In the next twelve months, the Company’s focus is on expanding our client base to meet or exceed the capacity that our new space provides us, while also seeking a strategic acquisition.

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the calendar year ended December 31, 2009, the Company generated $14,814,100 in revenues as compared to $18,056,808 during the calendar year ended December 31, 2008, a decrease of $3,242,708 or 18.0%. For the calendar year ended December 31, 2009, the Company’s cost of goods sold was $12,191,404 as compared to $15,955,766 during the calendar year ended December 31, 2008, a decrease of $3,764,362 or 23.6%. For the calendar year ended December, 31, 2009, the Company generated a gross profit of $2,622,696 compared to $2,101,042 for the calendar year ended December 31, 2008, an increase of  $521,654 or 24.8%. The decrease in revenue and in cost of goods sold resulted primarily due to the current general economic downturn which has affected its customers resulting in less outsourcing for services provided by the Company.  The increase in gross profit is due to steps management has taken to reduce operating costs along with increasing hourly productivity on work done for clients.   For the calendar year ended December 31, 2009, the Company has increased its working capital position by $352,859 from $(1,369,443) as of December 31, 2008 to $ (1,016,584) as of December 31, 2009.

Analysis of the calendar year ended December 31, 2009 compared to the calendar year ended December 31, 2008.

The Company had a net loss of $533,171 for the calendar year ended December 31, 2009 compared to a net loss of $6,503,644 for the calendar year ended December 31, 2008, a decrease in net loss of $5,970,473. The decrease in net loss was attributable to the non write-off of certain assets as in 2008 and the steps management took in 2009 to reduce operating costs along with general administrative costs.

Total expenses decreased to $2,690,690 for the calendar year ended December 31, 2009 from $3,184,560 for the calendar year ended December 31, 2008, a decrease of $493,870. The decrease in expenses related to the reduction in executive staff salaries and benefits along with a cost cutting measures related to all aspects of the operations of the company.

Depreciation expense for the calendar year ended December 31, 2009 was $397,147 compared to $381,245 for the calendar year ended December 31, 2008, an increase of $15,902.

Interest expense for the calendar year ended December 31, 2009 was $674,238 compared to $1,087,403 for the calendar year ended December 31, 2008 a decrease of $413,165.  The company was able to reduce its interest rate on its convertible debt along with paying off many small loans.  In addition the interest paid to Wells Fargo Business Credit was less than paid to Comerica Bank as Wells Fargo purchases the company’s invoices as opposed to a line of credit that the Company had with Comerica Bank.  Due to the reduction in revenues there was a reduction in the interest paid.

Liquidity and Capital Resources

Liquidity

For the calendar year ended December 31, 2009, the Company has increased its working capital position by $352,859 from $(1,369,443) as of December 31, 2008 to $(1,016,584) as of December 31, 2009 as a result of the Convertible Debt Holders extending the maturity date on the payoff of the debt to March 31, 2011.

Management believes that its revenues from operations and collections on accounts receivable will meet its minimum general and administrative cost requirements and provide the basic liquidity DSEN needs to operate at current levels over the next twelve months.

Although we believe the additional capital we will require will be provided either through new equity investment, debt and/or increased revenue from the sale of our services, we cannot assure that the equity investment will be made, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels.  Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure would be available to us at prices that would be acceptable.

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

The short term source of liquidity is from operations. Any long term needs that are above and beyond what is derived from operations would come from outside sources. The long term needs and possible sources of funds are not identified at this time. If required, DSEN could stop growing and hold operations at the current level without any need for additional funding. However, additional funding will be required to execute its business plan of expanding the Costa Rica operations in order to expand the inbound call center initiative above what was accomplished in 2007 in terms of utilizing capacity at its new facility. The balance of the funding required to execute DSEN’s planning will need to be obtained from other sources such as debt or the sale of additional equity.

The call center initiative is as follows: we currently utilize the majority of our interviewing stations for no more than six hours per day. The majority of those six hour shifts are during the early afternoon/evening. We are pursuing day time work.

On December 31, 2009 DSEN had total assets of $2,352,252 compared to $3,141,150 on December 31, 2008, a decrease of $788,898. The decrease in assets is the result of a decrease in accounts receivable due to decreased revenues along with a reduction in net property and equipment due to depreciation expense  DSEN had a total stockholders’ equity (deficit) of $(4,326,577) on December 31, 2009 compared to ($3,775,137) on December 31, 2008, a decrease in equity of $551,440.

Capital Resources

The Registrant’s capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of Datascension’s management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. Datascension’s access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations.

Material Commitments for Capital Expenditures.

The Company has made no material commitments for future expansion. When potential expansion or the need for expansion arises, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease or expand the current facilities, in light of the Company’s business planning at that time.

The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Registrant’s business, there are no trends in the nature of its capital resources which could be considered predictable.

Inflation

The Company’s results of operations have not been affected by inflation; however, management does expect inflation may have a material impact on its operations in the future.

Off-Balance Sheet Arrangements.

The company currently does not have any off-balance sheet arrangements.

Safe Harbor

The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-K. Statements made in this Form 10-K that are not historical or current facts are “forward- looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Independent Auditors Report - 2007 & 2008

FINANCIAL STATEMENTS:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholders’ (Deficit) Equity	F-4

Statements of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS:	F-6 to F-20

KBL, LLP
CERTIFIED PUBLIC ACCOUNTANTS & ADVISORS
REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Datascension, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Datascension, Inc., as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datascension, Inc. as of December 31, 2009 and 2008  and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ KBL, LLP
April 14, 2010

DATASCENSION, INC
CONSOLIDATED BALANCE SHEETS

	12/31/2009	12/31/2008
	AUDITED	AUDITED
ASSETS

Current assets:
Cash	$-	$73,713
Accounts receivable	919,717	1,303,960
Prepaid expenses	15,587	14,322
Total current assets	935,304	1,391,995

Property and equipment, net of accumulated depreciation of $1,184,432 and $787,285, respectively	1,303,566	1,633,139

Other assets
Deposits	113,382	116,016
Total other assets	113,382	116,016

Total Assets	$2,352,252	$3,141,150

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Cash overdraft	$54,790	$-
Accounts payable	266,320	490,845
Accrued expenses	1,130,778	2,197,641
Short-term notes payable	500,000	17,464
Current portion of long term debt	-	55,488
Total liabilities	1,951,888	2,761,438

Long term debt
Note payable with CCSS	481,811	-
Long term debt notes payable	4,245,130	4,154,849
Total long term debt	4,726,941	4,154,849

Total liabilities	6,678,829	6,916,287

Stockholders' (deficit) equity :
Preferred stock, Series B, $0.001 par value, 20,000,000 shares authorized, none and 505,900 shares issued and outstanding at December 31, 2009 and 2088	-	506
Additional paid-in capital, preferred Series B	-	481,994
Preferred stock, Series C	1	1
Additional paid-in capital, preferred Series C	14,999	14,999
Common shares, $.001 par value, 200,000,000 shares authorized: 21,407,361 and 21,307,361 issued and outstanding at December 31, 2009 and December 31, 2008 respectively	21,407	21,307
Additional paid-in capital	16,825,908	16,361,777
Treasury stock (15,095,833 shares), at cost	(134,388)	(134,388)
Accumulated deficit	(21,054,504)	(20,521,333)
Total stockholders' deficit	(4,326,577)	(3,775,137)

Total liabilities and stockholders' (deficit) equity	$2,352,252	$3,141,150

See accompanying notes

DATASCENSION, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	12/31/2009	12/31/2008
	AUDITED	AUDITED

Revenue	$14,814,100	$18,056,808

Cost of good sold	12,191,404	15,955,766

Gross profit	2,622,696	2,101,042

Expenses:
Selling, general and administrative	2,293,543	2,803,315
Depreciation and amortization	397,147	381,245
Total expense	2,690,690	3,184,560

Operating income (loss)	(67,994)	(1,083,518)

Other income (expense):
Loss on write-off of goodwill	-	(1,692,782)
Loss on write-off of property and equipment	-	(2,606,644)
Loss on write-off of website assets	-	(3,207)
Loss on existing non-cancellable operating lease	-	(41,800)
Other income	61,814	9,420
Debt forgiveness	147,247
Interest expense	(674,238)	(1,087,403)
Interest income	-	2,290
Total other income (expense)	(465,177)	(5,420,126)

Net loss	$(533,171)	$(6,503,644)

Basic weighted average number of common shares outstanding	21,328,457	29,746,947

Diluted weighted average number of common shares outstanding	21,328,457	29,746,947

Basic net loss per share	$(0.02)	$(0.22)

Diluted net loss per share	$(0.02)	$(0.22)

 See accompanying notes

DATASCENSION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

	Preferred Stock Shares Series B	Preferred Stock Series B	Preferred Stock Series B Paid-in Capital	Preferred Stock Shares Series C	Preferred Stock Series C	Preferred Stock Series C Paid-in Capital	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Income (Deficit)	Total Equity
Balance at December 31, 2007	505,900	$506	481,994	-	-	-	35,775,972	$35,776	$16,188,782	$(134,388)	$(14,017,689)	$2,554,981

Stock issued in settlement of interest							221,389	221	77,605			77,826
Stock issued for services							310,000	310	95,390			95,700
Stock converted into Series C Preferred Stock				1,000	1	14,999	(15,000,000)	(15,000)
Net loss for the year ended December 31, 2008											(6,503,644)	(6,503,644)

Balance at December 31, 2008	505,900	$506	$481,994	1,000	$1	$14,999	21,307,361	$21,307	$16,361,777	$(134,388)	$(20,521,333)	$(3,775,137)

Stock issued for services							100,000	100	2,900			3,000
Repurchase and settlement of preferred stock Series B	(505,900)	(506)	(481,994)						461,231			(21,269)
Net loss for the year ended December 31, 2009											(533,171)	(533,171)

Balance at December 31, 2009	-	-	-	1,000	$1	$14,999	21,407,361	$21,407	$16,825,908	$(134,388)	$(21,054,504)	$(4,326,577)

See accompanying notes

DATASCENSION, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	12/31/2009	12/31/2008
	AUDITED	AUDITED
Cash flows from operating activities
Net (loss)	$(533,171)	$(6,503,644)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	397,147	381,245
Loss on write-off of goodwill	-	1,692,782
Loss on write-off of property and equipment	-	2,606,644
Loss on write-off of website assets	-	3,207
Settlement of Series B preferred stock	(21,269)
Issuance of common stock for services and debt (cancellation)	3,000	173,526
Correction of prior years financial statements to reflect proper
Consolidation of the subsidiary balance sheet and the elimination of parent entity investment in that subsidiary	-	(810,982)
Decrease in accounts receivable	384,243	1,767,804
Decrease in related party receivable	-	1,530,124
(Increase) decrease in prepaid expenses	(1,265)	42,344
Decrease (increase) in deposits	2,634	(100,398)
Increase in cash overdraft	54,790	-
(Decrease) increase in accounts payable	(224,525)	174,492
(Decrease) increase in accrued expenses	(1,066,863)	1,706,058
Net cash (used in) provided by operating activities	(1,005,279)	2,663,202

Cash flows from investing activities:
Purchase of property and equipment	(67,574)	(1,290,696)
Net cash used by investing activities	(67,574)	(1,290,696)

Cash flows from financing activities:
Increase (decrease) in short-term notes payable	427,048	(18,035)
Increase (decrease) in loan payable to Comerica Bank	-	(1,727,688)
Increase in long-term debt	572,092	-
Proceeds of issuance of convertible debt	-	400,000
Net cash provided by (used in) financing activities	999,140	(1,345,723)

Net (decrease) increase in cash	(73,713)	26,783

Cash balance - beginning of year	73,713	46,930

Cash balance - end of year	$-	$73,713

Interest paid	$580,011	$181,168

Taxes paid	$-	$-

See accompanying notes

DATASCENSION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Datascension, Inc. (formerly known as Nutek, Inc.) was incorporated in August 1991 under the laws of the State of Nevada as Swiss Technique, Inc. (the “Company”) and is engaged in the market research industry.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.

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

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. A provision for the write down of goodwill and website asset costs had been made during the year ended December 31, 2008 and is summarized in Note 13.

Long-Lived Assets

In accordance with ASC 360 (formerly FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the carrying value of intangible assets and other long-lived assets are reviewed, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. The Company measures impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value. A provision for the write down of property and equipment asset costs had been made during the year ended December 31, 2009 and is summarized in Note 10 herein below.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. In those instances where DSEN has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with ASC 830 (formerly Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation).  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company’s primary foreign currency transactions are in Costa Rica Colon. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during the year ended December 31, 2009 and 2008.

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

Advertising

Advertising costs are expensed when incurred. Advertising for the year ended December 31, 2009 and the year ended December 31, 2008 amounted to $ 17,832 and $36,267, respectively.

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

The Company operates in one segment, the market research industry. 100% of the Company’s customers are located within the United States of America.

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

Major Customers

During the year ended December 31, 2009, the Company had three major clients, Synovate (12.2%), AdMax Media Inc.10.9%), and  Sandelman & Associates (8.6%).  Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

During the year ended December 31, 2008, the Company had three major clients, Ipsos-Reid (15.0%), Synovate  (11.5%), and Nielsen (8.3%). Management believed the loss of one of these key clients would materially affect the operations of the Company in the short term.

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

In December 2007, ASC 808-10 (formerly EITF Issue No.07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement.  The provisions of ASC 808-10 have been adopted in 2009.  ASC 808-10 has had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is being applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”.  This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350.  The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company’s own stock.  On January 1, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants.  Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s condensed consolidated financial statements.

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after December 31, 2009 up through April 14, 2010, the date the Company issued these condensed consolidated financial statements.

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

In January, 2010, The Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosure (Topic 820) – Improving Disclosures about Fair Value Measurement (“ASU 2010-06”).  These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements with the Level 3 fair value measurements.  The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  These new disclosures are effective beginning with the first interim filing in 2010.  The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011.  The Company does not believe this standard will impact their financial statements.  Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of December 31, 2009 and 2008:

Computer equipment	$986,622	$932,550
Office equipment	450,949	464,991
Leasehold improvements	880,959	880.959
Vehicles	154,983	127,439
Software	14,485	14,485
	2,487,998	2,420,424
Less accumulated depreciation and amortization	1,184,432	(787,285)
	$1,303,566	$1,633,139

Depreciation expense for the years ended December 31, 2009 and 2008 was $397,147 and $381,245

NOTE 4 – LONG-TERM DEBT

Effective September 30, 2009, the Company’s two major creditors (other than Wells Fargo), Longview Fund LP and Alpha Capital Anstalt, in order to assist the Company in restructuring its balance sheet, agreed to modification of the terms of their outstanding notes with the Company as detailed herein below.  The purpose of the modifications and the concurrent restructuring of the Company’s balance sheet are to both extend the terms of the notes in question so as to ease the Company’s immediate burden to attempt to refinance the notes and as to make the balance sheet presentation more palatable to potential investors and clients of the Company.

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

The Principal amounts of the three allonges are as follows:

June 12, 2006 Note Payable to the Longview Fund LP -	$1,848,366

December 12, 2006 Note Payable to the Longview fund LP -	$1,356,894

Note Payable to Alpha Capital Anstalt -	$1,039,870

The allonges also extend the maturity date of the aforesaid notes to March 31, 2011.  The allonge to the December 12, 2006 Longview Fund LP note also transforms the note into a convertible note on the same terms as the June 6, 2006  note except that the initial conversion price is $.10 per share.

The history of the previous notes is presented below.

Since November 2004, the Company had entered into several different convertible debt agreements, the most recent being December 12, 2006. In past funding arrangements, the specific terms of the funding arrangements contained certain covenants and liquidated damages which were deemed to make the notes be considered non-conventional. Such treatment required a valuation of all derivative items of the notes, which created a liability on the balance sheets, coupled with a liability for the value of any warrants that were outstanding at the balance sheet date. The December 2006 note settled all prior interest, liquidated damages and other perceived “negative” items that were tainting the debt. The latter note also served to amend and limit the liabilities, so as to satisfy the EITF 00-27 requirements and end the requirement of the Company to have the derivative accounting treatment.

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

The note holders have extended the due date of the notes to January 15, 2010.  In September, 2009, the note holders extended the due date of the notes to March 31, 2011.

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

In September 2009 accrued interest of $163,251 was added to the note due to Longview increasing the amount of the note at September 30, 2009 to $1,356,894. The note is unpaid at December 31, 2009

Longview, as the note holder, has extended the due date of the remainder due on the note to March 31, 2011.

In December, 2007, the Company issued a secured promissory note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.  The interest rate on this note had increased to the 18% default rate prior to January 1, 2009.  After January 1, 2009 the interest rate is 14% per annum.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at December 31, 2009.

Longview

Notes	$3,205,260
Accrued interest payable	0
$3,205,260

Alpha

Notes	$1,039,870
Accrued interest payable	0
$1,039,870

Interest expenses incurred for the year ended December 31, 2009 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$202,566
Alpha	48,277
$250,843

On March 31, 2009, The Company entered into Waiver of Default Interest Agreements with each of Longview Fund, L.P. and Alpha Capital Anstalt.  These Agreements call for the making of two monthly interest payments at no defaulted interest rates to each of Longview Fund and Alpha Capital until all past due interest is paid in full to each of Longview Fund and Alpha Capital and in consideration of these payments being made, both companies have agreed to waive default interest rates and additional interest owed due to the otherwise increase of interest rates existing in indebtedness between the Company and each of Longview Fund L.P. and Alpha Capital Anstalt, in the amounts of $117,215 and $30,031, respectively.  The reductions in interest due are reflected in the above stated interest numbers.

All of the notes have been extended to March 31, 2011.

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

NOTE 5 - STOCKHOLDERS’ (DEFICIT) EQUITY

During the year ended December 31, 2008, the Company issued shares of common stock as follows:

		Valued at*

200,000	shares were issued to a consultant as compensation	$60,000

30,000	shares were issued to Bob Sandelman, a former Board Member for director’s fees	11,700

80,000	shares were issued to settle a prior agreement for services	24,000

310,000	Charged to selling, general and administration expenses during the year ended December 31, 2008	95,700

221,389	shares of common stock were issued in settlement of prior year accrued interest liability due on a secured convertible promissory note due to Longview	77,826

531,389	Total	$173,526

During the year ended December31, 2009, the Company issued shares of common stock as follows:

Valued at
100,000 shares were issued to a consultant as compensation	$3,000

* Based upon the publicly traded share price of the Company’s common stock on the date of issuance.

NOTE 6 – SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following at December 31, 2009:

A convertible note payable to three individuals which bear interest at 12% per annum	$400,000

A demand note payable to Lou Persico, Chairman and CEO of Datascension which bear interest at 8% per annum	100,000

Total short-term notes payable at December 31, 2009	$500,000

Short-term notes payable consist of the following at December 31, 2008:

A note payable to Wells Fargo Bank which bears interest at 12.75% which was repaid 2009	$17,464

NOTE 7. INCOME TAXES

As of December 31, 2009, the components of deferred income taxes are as follows:

Net operating loss carry forward	$7,158,531

Total deferred tax assets	7,158,531
Less valuation allowance	(7,158,531)

Net deferred tax assets	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

	December 31, 2009	December 31, 2008
Federal statutory tax rate	34.0%	34.0%
Effective Tax Rate	34.0%	34.0%
Valuation Allowance	(34.0%)	(34.0)%
Net Effective Tax Rate		—

As of December 31, 2009, the Company has a net operating loss carry forward of $21,054,504 expiring through 2029. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under several non-cancelable lease agreements for office space with various expiration dates through 2013.

At December 31, 2009, aggregate future minimum payments under these leases, are as follows:

For the period ended December 31,

2010	$432,187
2011	391,547
2012	367,500
2013	131,075
Total	$1,322,309

Rent expense was $465,994 and $738,227 for the years ended December 31, 2009 and 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS

Series B Preferred Stock

Preferred stock, $.001 par value, 20,000,000 shares authorized, 505,900 of preferred stock Series B issued and outstanding as of December 31, 2008.

The Series B preferred shares pursuant to the certificate of designation were to be converted two years after issuance.  The company reached agreement with holders of Series B preferred shares that it was able to contact and received these shares back.  The company has no record and was unable to locate of the remaining holders of the Series B preferred shares and therefore the board has taken the position that the value of the remaining shares and paid-in capital be adjusted to zero.

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

Since the fair value of the convertible Preferred Stock received in exchange for the 15,000,000 shares of its Common Stock would be immediately exchangeable into common stock with a trading price lower than the conversion price, the Company does not have a beneficial conversion feature to recognize by way of charge to the Statement of Operation for the year ended December 31, 2009.

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

Longview Fund

As of December31, 2009, Longview Fund, L.P. owned 14.6% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.5% voting control of the Company. See this footnote supra for a further description of the Series C Preferred Stock.

Longview Fund, L.P. may take actions that conflict with the interests of other shareholders. Due to the 64.4% ownership of voting control, Longview Fund, L.P. has substantial control over the Company and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of the Company’s voting stock. See Note 4 above for a discussion of certain promissory notes due by the Company to Longview Fund, L.P.

Other Related Parties

During the year ended December 31, 2009, the Company billed $ 1,273,522 to Sandelman & Associates, a Company controlled by a former board member, which amounted to approximately 8.6% of total revenue for the period. At December 31, 2009.

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like. Selling, general and administrative expenses for the year ended December 31, 2008 includes provision for the amount due under this agreement.  As of December 31, 2009, there is nothing outstanding under this Agreement.

During the year ended December 31, 2008, the Company incurred $5,000 in a director’s fee and $62,500 in consulting fees to Lou Persico who became the CEO and Chairman of the Company effective December 31, 2008. These amounts are including with in selling, general and administrative expenses for the year ended December 31, 2008.

On December 23, 2009, Joseph Harmon resigned as the COO, Director and Secretary of the Company to pursue other opportunities.

There are no other related party transactions, other than that stated above and in Notes 4 and 7.

NOTE 10 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123R and will account for stock issued for services and stock options under the fair value method.

There were no other options granted or exercised by the directors and executive officers outstanding as of December 31, 2008.

The following is a schedule of the activity relating to the Company’s stock options and warrants.

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	Weighted Avg.		Weighted Avg.
	Shares Exercise		Shares Exercise
	(x 1,000)	Price	(x 1,000)		Price
Options and warrants outstanding at beginning of year	2,901	0.36	2,851		$0.36

Granted:
Options			50		0.30
Warrants					.
Exercised
Expired:
Warrants			(	)

Options and warrants outstanding and exercisable at end of period	2,901	0.36	2,901		$0.36

Weighted average fair value of options and warrants granted during the year		$-			$-

The following table summarizes information about the Company’s stock options and warrants outstanding at December 31, 2009, all of which are exercisable:

	Outstanding			Exercisable
	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted Average exercise price	Vested Number of Shares	Exercise Prices
$0.00-$0.40	2,900,987	2.15	$0.36	2,900,987	$0.36

NOTE 11 - FOREIGN OPERATIONS

The Company has its principal operating facilities located in  Costa Rica, SA.  The Company currently coordinates all foreign operations, and supervision activities using part time employees, consultants and contract labor. Approximately 99% of the Company’s workforce is outside of the United States. Currently 80% of the company’s clients are US based companies. Any resulting foreign exchange fluctuations do not affect the payment of employees, contract labor or off shore operations.

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

NOTE 14 - SUBSEQUENT EVENTS

On March 4, 2010, Stanley Hirschman resigned as a Director of Datascension, Inc.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 7A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no changes during the quarter ended December 31, 2009 in our Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that have material affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

ITEM 7B. OTHER INFORMATION.

None.

PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2009:

Name	Age	Position/Office	Served Since
Stanley Hirschman	63	Director	August 2008
David Lieberman	65	Director /CFO	May 2006
Lou Persico	54	Chairman/President/CEO	December 2008

The following is a brief description of the business background of the directors and executive officers of the Company:

Stanley Hirschman - Director

Stanley Hirschman is President of CPointe Associates, Inc., a Plano, Texas executive management and retail operations consulting firm. He is an investment due diligence specialist and works regularly with public companies dealing with the difficulties of the balance between increased regulatory requirements and reasonable corporate governance. He is a director of Axion Power International and South Texas Oil and former chairman of Mustang Software, Inc. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase shareholder value resulting in the successful acquisition of the company by Quintus Corporation.

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

David P. Lieberman – CFO and Director

Mr. Lieberman’s experience includes serving in various Senior Executive positions with a strong financial and operations background. Currently Mr. Lieberman is on the Board of Directors of South Texas Oil Company, an over the counter public company. Mr. Lieberman has been the Chief Financial Officer for John Goyak & Associates, Inc., an aerospace consulting firm located in Las Vegas, NV since 2003. Lieberman previously served as President and Chief Operating Officer of both JLS Services, Inc., since 1996, and International Purity, since 1997. From 1994 through 1996 Mr. Lieberman served as Chief Financial Officer and Chief Operating officer for California Athletic Clubs, Inc. Mr. Lieberman has over forty years of financial experience beginning with five years as an accountant with Price Waterhouse from 1967 through 1972. Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business. Mr. Lieberman is also a licensed CPA in the state of California.

Lou Perisco – Chairman and Chief Executive Officer and President (effective December 31, 2008)

Lou Persico has been Datascension’s chief executive officer and chairman of the company’s Board of Directors since December 2008. Prior to that from July to December 2008, Persico joined Datascension as a member of the board of directors. He has over two decades of financial and operational experience in private and public corporations.

Before joining Datascension he worked for a series of “Fortune 100 Companies.” Persico’s focus later on in his career has been with venture-backed companies as CFO. Earlier on, Persico served in a variety of international executive capacities with American Cyanamid/Wyeth Pharmaceuticals where he held the roles of controller and finance director for almost 10 years operating on location in Madrid, Spain; San Juan, Puerto Rico; and Rio de Janeiro, Brazil. After American Cyanamid, he worked for the Perkin-Elmer Co., Pearle Vision, Technicolor, Sara Lee, Cambridge Technology Partners, and Arthur D. Little as CFO.

Persico earned at Pace University, New York City, a combined BBA/MBA. He graduated from the Executive Programs at the Harvard Business School and Columbia Business School. He is multilingual -- Spanish and Portuguese.

Significant Employees

The Company has not identified any employee who is not an executive who is expected to make a significant contribution to the business.

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Legal Proceedings

None of the Company’s directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

None of the Company’s officers or directors, nor to the knowledge of the Company, any of the Company’s control persons, has:

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

Committees

The Company does not have any audit, compensation, and executive committees of its board of directors. The entire board of directors is serving as the Company’s audit committee. The Company has not yet implemented any such committees due to limited financial and personnel resources; however, it is exploring the set up and functions of committees and is seriously considering implementation during 2010.

Conflicts of Interest

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management’s attention insofar as such opportunities may relate to the Company’s proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company’s plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as “reporting persons”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock. Reporting persons are required by Commission regulations to furnish us with copies of all
Section 16(a) forms they file.

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

Indemnification of Directors and Officers.

The By-laws of the Company state that to the extent allowed by Nevada State law, as same may be amended, and subject to the required procedure thereof, the corporation shall indemnify any person who was or is a party of is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contender or its equivalent, shall not of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

ITEM 9. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers. The compensation disclosed in the compensation table is inclusive of any and all compensation paid through the Company.

SUMMARY COMPENSATION TABLE

LONG TERM COMPENSATION
ANNUAL COMPENSATION	AWARDS PAYOUTS

NAME AND PRINCIPAL POSITION	YEAR		SALARY	BONUS & COMMISSIONS		HOUSING ALLOWANCE	ALL OTHER COMPENSATION			TOTAL
Lou Persico - CEO	(4)	2009	$229,494							$229,494
Lou Persico - CEO		2008						62,500	1	62,500
David Lieberman – CFO		2009	$210,519							210,519
David Lieberman -		2008	$173,077							173,077
Joseph Harmon – COO		2009	$200,051			20,000	$			220,051
Joseph Harmon - COO		2008	$175,000	60,275	(3)	30,000		$11,073		$276,348

(1)	Professional fees.

Employment Agreements

 The Company has no employment agreements.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Harmon	-
Stanley Hirschman	$24,000							24,000
David Lieberman	-	$-		-	-	-	$
Lou Persico	$-							-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (# )	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Lou Persico CEO
Joseph Harmon COO	-	-	-	-	-	435,000	-	-	-
David Lieberman CFO						100,000

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent Owned(2)
Common	Joseph Harmon	400,556	1.87%
Warrants	Joseph Harmon	435,000	2.03%
Common	Stanley Hirschman		%
Warrants	Stanley Hirschman		%
Common	Lou Persico		%
Warrants	Lou Persico		%
Common	David Lieberman	30,000.14%
Warrants	David Lieberman	100,000.47%
Common & Warrants	Officers and Directors as a group	965,556	4.51%
Common	Longview Fund, LP (3)	3,125,488	14.60%
Warrants	Longview Fund, LP (3)		%
Common	Alpha Capital Anstalt (4)	1,054,615	4.93%
Warrants	Alpha Capital Anstalt (4)	2,215,987	10.35%

(1) Unless otherwise cited, address is care of the Company’s principal address.

(2) The percentage ownership calculations listed above are based upon 21,407,261 shares of common stock being outstanding and common stock issuable upon exercise of warrants which are exercisable within 60 days, as of April 15, 2010.

(3) The address of Longview Fund, L.P. is c/o Viking Asset Management, LLC, 505 Sansome Street, Suite 1275, San Francisco, CA 94111.

(4) The address of Alpha Capital Anstalt is Pradafant 7, Furstatums 9490, Vadus, Lichtenstein. Warrants held by Alpha Capital are subject to a blocker that would prevent Alpha Capital’s and its affiliates’ aggregate ownership at any given time from exceeding 9.99% of our outstanding common stock.

Persons Sharing Ownership of Control of Shares

Management has no knowledge of the existence of any arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

No person shares the power to vote ten percent (10%) or more of the Company’s securities.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

 Longview, as the note holder, has extended the due date of the remainder due on the note to March 31, 2011.

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

Longview, as the note holder, has extended the due date of the remainder due on the note to January 15, 2010.  In September, 2009, Longview agreed to extend the note to March 31, 2011.

In December, 2007, the Company issued a secured promissory note to Alpha Capital Anstalt in the amount of $103,665 at an interest rate of 14% per annum. This note was for interest and penalties that had accrued previously.  The interest rate on this note has increased to the 18% default rate. At December 31, 2008, this note is unpaid and there is $38,342 of accrued interest.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at December 31, 2009

Longview

Notes	$3,205,260
Accrued interest payable	0
$3,205,260
Alpha

Notes	$1,039,870
Accrued interest payable	0
$1,039,870

Interest expenses incurred during the year ended December 31, 2008 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$202,566
Alpha	48,277
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

Extension of Maturity Dates of Certain Notes

On or about August 12, 2008, Longview Fund, L.P. extended the maturity date of its promissory notes due from the Company and issued in June 2006 and December 2006 to March 31, 2011, and Alpha Capital Anstalt extended the maturity date of its promissory notes due from the Company and issued in November 2004, June 2006 and December 2006 to March 31, 2011.

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

Longview Fund, L.P. may take actions that conflict with the interests of other shareholders. Due to the 64.4% ownership of voting control, Longview Fund, L.P. has substantial control over the Company and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of the Company’s voting stock. See Note 6 above for a discussion of certain promissory notes due by the Company to Longview Fund, L.P.

During the twelve months ended December 31, 2009, the Company billed approximately $ 1,273,522 to Sandelman & Associates, a company controlled by a former board member, which amounted to 8.6% of total revenue for the period.

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like.  At December 31, 2009 there were no payments due to Mr. Kincer.

ITEM 12. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2009, the Company’s principal accountant, KBL, LLP, billed $43,000 for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q filings.

For the fiscal year ended December 31, 2008, the Company’s principal accountant, KBL, LLP billed $35,000, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q filings.

Audit-Related Fees

For the fiscal years ended December 31, 2009 and 2008, the Company’s principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the fiscal years ended December 31, 2009 and 2008, the Company’s principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended December 31, 2009 and 2008, the Company’s principal accountant billed $0and $0, respectively, for products and services other than those described above.

Pre-approval Policies and Procedures

Prior to engaging the Company’s accountants to perform a particular service, the Company’s board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.40 June 7, 2006 Note Issued to Alpha Capital (10)

10.41 June 7, 2006 Warrant Issued to Longview Fund, L.P. (10)

10.42 June 7, 2006 Warrant Issued to Alpha Capital (10)

10.43 December 12, 2006 Subscription Agreement (11)

10.44 December 12, 2006 Form of Note (11)

10.45 December 12, 2006 Form of Warrant (11)

10.46. Credit Agreement with Comerica Bank, dated as of August 30, 2007, and related ancillary agreements

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed January 24, 2000.

(2)	Previously filed as an exhibit to the Company’s Number 1 Amendment to Form 10-SB, filed May 22, 2000.

(3)	Previously filed as an exhibit to the company’s quarterly report for the period ended March 31, 2003

(4)	Previously filed as an exhibit to the company’s quarterly report for the period ended June 30, 2003

(5)	Previously filed as an exhibit to the company’s quarterly report for the period ended September 30, 2003

(6)	Previously filed on Form 8-K November 23, 2004, File No. 000-29087

(7)	Previously filed as an exhibit to the Company’s Form SB2/A, filed April 27, 2005

(8)	Previously filed as an exhibit to the Company’s Form SB2/A, filed October 11, 2005

(9)	Previously filed as an exhibit to the Company’s Form SB-2 filed on June 30, 2006

(10)	Previously filed as an Exhibit 99 to the Company’s 8-K filed on June 15, 2006

(11)	Previously filed as an Exhibit 99 to the Company’s 8-K filed on December 18, 2006

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

April 15, 2010

By:	/s/ Lou Persico
Lou Persico
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOU PERSICO	President and Chief Executive Officer	April 15, 2010
Lou Persico	and Director
(Principal Executive Officer)

/s/ DAVID P. LIEBERMAN	Chief Financial Officer and Director	April 15, 2010
David P. Lieberman	(Principal Accounting Officer)