Form 10-Q
period 2010-05-14
DATASCENSION INC
filed 2010-05-17
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-29087

Datascension, Inc.
-------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	87-0374623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

532 Pima Canyon Court, Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

702-233-6785
-------------------------------------------
(Issuer's telephone number)

------------------------------------------------------------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No  ☐ Not applicable.

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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,407,361 shares outstanding, par value $.001 per share as of May 15, 2009.

[Missing Graphic Reference]

TABLE OF CONTENTS

Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheet (unaudited)
Statements of Operations (unaudited)
Statements of Cash Flows (unaudited)
Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed consolidated financial statements of Datascension, Inc., a Nevada corporation ("DSEN"), included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in DSEN's Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2010, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2010 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2010.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	03/31/2010	12/31/2009
	UNAUDITED	AUDITED

ASSETS

Current assets:
Cash	$215,666	$-
Accounts receivable	747,217	919,717
Prepaid expenses	26,068	15,587
Total current assets	988,951	935,304

Property and equipment, net of depreciation	1,205,757	1,303,566

Other assets:
Deposits	92,807	113,382
Total other assets	92,807	113,382

Total assets	$2,287,515	$2,352,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Cash overdraft	$-	$54,790
Accounts payable	152,627	266,320
Accrued expenses	1,533,466	1130,778
Short term notes payable	500.000	500,000
Current portion of long term debt	4,245,130	-
Total current liabilities	6,431,223	1,951,888

Long term debt notes payable, net of current portion	377,592	4,726,941

Total liabilities	6,808,815	6,678,829

Stockholders' (deficit) equity
Common stock, $0.001 par value, 200,000,000 shares authorized 21,307,361 issued and outstanding at March 31, 2009 and December 31, 2008 respectively	21,407	21,407
Additional paid in capital, common stock	16,825,908	16,825,908
Preferred stock, Series C	1	1
Additional paid in capital, preferred Series C	14,999	14,999
Treasury stock (15,095,833 shares), at cost	(134,388))	(134,388)
Accumulated deficit	(21,249,227)	(21,054,504)
Total stockholders' (deficit) equity	(4,521.300))	(4,326,577)

Total liabilities and stockholders' (deficit) equity	$2,287,515	$2,352,252
 The accompanying notes to the financial statements should be read in conjunction with the above financial statements

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the
	Three months	Three months
	Ended	Ended
	3/31/2010	3/31/2009

Revenues	$2,702,191	$3,773,187

Cost of goods sold	2,417,430	3,106,504

Gross profit	284,761	666,683

Expenses:
Selling, general and administrative	374,179	437,328
Depreciation and amortization	97,809	91,617
Total expenses	471,988	528,945

Operating Income	(187,227)	137,738

Other income(expense):
Other income	15,103	17,118
Debt forgiveness	135,000	-
Interest expense	(157,599)	(145,945)
Total other income (expense)	(7,496)	(128,827)

Net income (loss) before income taxes	(194,723)	8,911
Income taxes	-	-
Net income (loss)	$(194,723)	$8,911

Basic weighted average number of common shares outstanding	21,407,361	21,307,361

Diluted weighted average number of common shares outstanding	21,407,361	21,307,361

Basic net profit (loss) per share	$(0.01)	$(0.00)

Diluted net loss per share	$(0.01)	$(0.00)
The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Unaudited	Unaudited
	For the	For the
	Three months ended	Three months ended
	3/31/2010	3/31/2009

Cash flows from operating activities
Net profit (loss)	$(194,723)	$8,911
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization	97,809	91,617
Changes in operating assets and liabilities:
Decrease in accounts receivable	172,500	69,511
Increase in prepaid expenses	(10,481)	(17,858)
Increase (decrease) in deposits	20,575	(5,273)
Decrease in cash overdraft	(54,790)
Decrease in accounts payable	(113,693)	(211,344)
Increase (decrease) in accrued expenses	402,688	408,385
Net cash used by operating activities	319,885	343,949

Cash flows from investing activities
Purchases of property and equipment	-	(50,102)
Net cash used by investing activities	-	(50,102)

Cash flows from financing activities
Decrease in notes payable	-	(7,026)
(Decrease) increase in convertible debt/notes payable	(104,219)	(35,784)
Net cash used by financing activities	(104,219)	(42,810)

Net increase (decrease) in cash	215,666	251,037
Cash, beginning balance	0	73,713

Cash, ending balance	$215,666	$324,750

Interest paid	$26,081	$51,298

Taxes paid	$-	$-

Supplemental disclosure of non-cash transactions
The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. A provision for the write down of goodwill and website asset costs had been made during the year ended December 31, 2008..

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

The Company's functional currency is the U.S. dollar. In those instances where DSEN has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company's primary foreign currency transactions are in Costa Rica Colon. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during either the three months ended March 31, 2010 or the year ended December 31, 2009.

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

Advertising

Advertising costs are expensed when incurred. Advertising for the three months ended March 31, 2010 and the years ended December 31, 2009 amounted to $ 0 and $17,833, respectively.

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

Major Customers

During the quarter ended March 31, 2010, the Company had three major clients, AdMax Media (22.9%), Synovate (12.9%), and Kantar (11.6%).  Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

During the year ended December 31, 2009, the Company had three major clients, Synovate (12.2%), AdMax Media  (10.9%), and Sandelman & Associates  (8.6%). Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

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

On December 12, 2007, Emerging Issues Task Force (“EITF”) No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The adoption of “EITFNo. 07-01   did not have a material impact on our financial position or results of operations.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s results of operations or financial condition for the three months ended March 31, 2010.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of March 31, 2010:

Computer equipment	$986,622
Office equipment	450,949
Lease	880,959
Vehicles	154,983
Software	14,485
2,487,998
Less accumulated depreciation and amortization	1,282,241
$1,205,757

Depreciation expense for the three months ended March 31, 2010 was $97,809.

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

In December, 2007, accrued interest of $25,753 was added to the note due to Longview increasing the principal amount of the note to $1,728,612.  In September, 2009, accrued interest of $84,898 and interest due for the quarter ended December 31, 2009 of $34,856 was added to the note due to Longview increasing the principal amount of the note to $1,848,366.  The interest rate beginning September 30, 2009 on the note is 8% per annum

In December 2006, the Company issued $2,065,458 in principal amount in a secured promissory note to Longview. As part of the financing transaction, 1,280,000 warrants were issued to the note holder of the December 2006 notes with a 5 year term and a $0.45 exercise price. In 2007, the note holder converted some debt and interest into shares of stock along with the exercise of the warrants which were attached to the note.

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

In December 2007 accrued interest of $40,685 was added to the note due to Longview increasing the amount of the note at December 31, 2007 to $1,193,643.  In September, 2009, accrued interest of $139,182.10 and interest due for the quarter ended December 31, 2009 of $24,069 was added to the note due Longview increasing the principal amount of the note to $1,356,894.  The interest rate beginning September 30, 2009 on the note is 8% per annum. ,

In September, 2009, the Company had three  promissory notes to Alpha Capital Anstalt in the amount of $832,594.  Accrued interest of $186,720 and interest due for the quarter ended December 31, 2009 of $20,556 was added to the notes due Alpha Capital Anstalt increasing the total amount of the loans to $1,039,870. at an interest rate of 14% per annum. The interest rate beginning September 30, 2009 on the notes is 8$ per annum.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at March 31, 2010.

Longview

Notes	$3,205,260
Accrued interest payable	63,227
$3,268,487

Alpha

Notes	$1,039,870
Accrued interest payable	13,181
$1,053,051

Interest expenses incurred during the quarter ended March 31, 2010 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$63,227
Alpha	20,107
$84,334

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

All of the notes have been extended to March 31, 2011

OTHER CONVERTIBLE PROMISSORY NOTES

On or about September 4, 2008, the Company borrowed $400,000 from three individuals.  The Notes have a term of 18 months from the date of issuance and bear interest at the rate of $12% per annum.  Interest is due and payable quarterly in arrears during the term of the Notes and principal and accrued and unpaid interest are due in full at maturity.  Warrants to purchase 250,000 shares of the Company’s common stock were issued in connection therewith.  The warrants have an exercise price of $.10 per share and a term of five years from the date of issuance.  At March 31, 2010 the individuals agreed to extend the note with an increase in the interest rate to 14% with monthly principal and interest payments.

Based upon the relative fair values of the convertible debt and warrants none of the proceeds of $400,000 has been allocated as additional paid in capital to the warrants.

NOTE 5 – SHORT-TERM NOTES PAYABLE

 Short-term notes payable consist of the following at March 31, 2010

A convertible note payable to three individuals which bear interest at 14% per annum           $  400,000

A demand note payable to Lou Persico, Chairman and CEO of Datascension which
  Bears interest at 8% per annum:                                                                                                   100,000

Total short-term notes payable at March 31, 2010                                                                     $  500,000

NOTE 6. - STOCKHOLDERS' (DEFICIT) EQUITY

During the three months ended March 31, 2010, the Company did not issue any shares of common stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under several non-cancelable lease agreements for office space with various expiration dates through 2013.

At March 31, 2010, aggregate future minimum payments under these leases, are as follows:

2010	$324,140
2011	391,547
2012	367,500
2013	131,075
Total	$1,214,262

Rent expense was$108,105 for the three months ended March 31, 2010 and  $110,809 for the three months ended March 31, 2009.

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

Longview Fund

As of March 31, 2010, Longview Fund, L.P. owned 14.6% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.4% voting control of the Company. See this footnote supra  for a further description of the Series C Preferred Stock.

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

Other Related Parties

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like. Selling, general and administrative expenses for the year ended December 31, 2008 includes provision for the amount due under this agreement.   At March 31, 2010 all payments had been made to Mr. Kincer.

There are no other related party transactions, other than that stated above and in Notes 5.

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

DSEN’s capital resources are comprised primarily of private investors, who are either existing contacts of DSEN’s current or past management or who come to the attention of the Company through brokers, financial institutions and other intermediaries. DSEN’s access to capital is always dependent upon general financial market conditions. DSEN's capital resources are not anticipated to change materially during the rest of 2010.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended March 31, 2010, the Company generated $2,702,191 in revenues as compared to $3,773,187 for the three months ended March 31, 2009, a decrease of $1,070,996 or 28.4%. For the three months ended March 31, 2010, the Company’s cost of goods sold was $2,417,430 as compared to $3,106,504 during the three months ended March 31, 2009, a decrease of $689,0741 or 22.1%. For the three months ended March 31, 2010, the Company generated a gross profit of $284,761 compared to $666,683 for the three months ended March 31, 2009, a decrease of $381,922 or 57.2%. The decrease in revenue and in cost of goods sold resulted primarily due to the current general economic downturn which has affected its customers resulting in less outsourcing for services provided by the Company.   For the three months ended March 31, 2010, the Company increased its working capital position by $ 36,867  from $(5,479,139) as of March 31, 2009 to $ (5,442,272) as of March 31, 2010.

Analysis of the three months ended March 31, 2010 compared to the three months ended March 31, 2009

The Company had a net loss of $194,723 for the three months ended March 31, 2010 compared to a net loss of $8,911 for the three months ended March 31, 2009, an increase in net loss of $203,634

Total selling, general and administrative expenses decreased to $374,179 for the three months ended March 31, 2010 from $437,328 for the three months ended March 31, 2009, a decrease of $63,149 or 14.4%. The decrease in expenses is due mainly to the reduction in executive salaries along with a reduction in marketing costs and a general reduction in all administrative costs.

Depreciation expense for the three months ended March 31, 2010 was $97,809 compared to $91,617 for the three months ended March 31, 2009, an increase of $6,192 or 6.7%.

Interest expense for the three months ended March 31, 2010 was $157,599 compared to $145,945 for the three months ended March 31, 2009 an increase of $11,654 or 8.0%.  The increase is due to interest on local loans in Costa Rica.

Liquidity and Capital Resources

Liquidity

For the three months ended March 31, 2010, the Company increased its working capital position by $ 36,867 from $(5,479,139) as of March 31, 2009 to $ (5,442,272) as of March 31, 2010.

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

On March 31, 2010 DSEN had total assets of $2,287,515 compared to $3,304,292 on March 31, 2009, a decrease of $1,016,777. The decrease in assets is due to the decrease in revenues for the quarter.  DSEN had a total stockholders' equity (deficit) of $(4,521,300) on March 31, 2010 compared to $(3,766,226) on March  31, 2009, a decrease in stockholders’ equity of $755,034.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2009, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were  effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of March 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified no following material weaknesses in our internal control over financial reporting as of March 31, 2010:

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

Date: May 17, 2010