Form 10-Q/A
period 2010-03-31
DATASCENSION INC
filed 2010-06-02
CIK 795824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
No. 1

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-29087

Datascension, Inc.
[Missing Graphic Reference]
(Exact name of registrant as specified in its charter)

Nevada	87-0374623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

532 Pima Canyon Court, Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

702-233-6785
[Missing Graphic Reference]
(Issuer's telephone number)

[Missing Graphic Reference]
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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,407,361 shares outstanding, par value $.001 per share as of May 14, 2010.

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

Signatures

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed by Datascension, Inc. (“the Company”) to reflect certain revisions to our Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2010, which was filed with the SEC on May 17, 2010 (“the Original Quarterly Report”).  This Amendment No. 1 is intended to clarify certain items in our consolidated financial statements and the management, discussion and analysis section, including:

(1)	Update disclosure in note 1 – Recent Accounting Pronouncements

(2)	Revise MD&A section for minor wording clarifications

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

 The accompanying notes to the financial statements should be read in conjunction with the above financial statements

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the
	Three months	Three months
	Ended	Ended
	3/31/2010	3/31/2009

Revenues	$2,702,191	$3,773,187

Cost of goods sold	2,417,430	3,106,504

Gross profit	284,761	666,683

Expenses:
Selling, general and administrative	374,179	437,328
Depreciation and amortization	97,809	91,617
Total expenses	471,988	528,945

Operating (loss) Income	(187,227)	137,738

Other income(expense):
Other income	15,103	17,118
Debt forgiveness	135,000	-
Interest expense	(157,599)	(145,945)
Total other income (expense)	(7,496)	(128,827)

Net (loss) income before income taxes	(194,723)	8,911
Income taxes	-	-
Net (loss) income	$(194,723)	$8,911

Basic weighted average number of common shares outstanding	21,407,361	21,307,361

Diluted weighted average number of common shares outstanding	21,407,361	21,307,361

Basic net (loss ) profit per share	$(0.01)	$(0.00)

Diluted net (loss) income per share	$(0.01)	$(0.00)

The accompanying notes to the financial statements should be read in conjunction with the above financial statements.

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Unaudited	Unaudited
	For the	For the
	Three months ended	Three months ended
	3/31/2010	3/31/2009

Cash flows from operating activities
Net (loss) profit	$(194,723)	$8,911
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	97,809	91,617
Changes in operating assets and liabilities:
Decrease in accounts receivable	172,500	69,511
Increase in prepaid expenses	(10,481)	(17,858)
Increase (decrease) in deposits	20,575	(5,273)
Decrease in cash overdraft	(54,790)
Decrease in accounts payable	(113,693)	(211,344)
Increase in accrued expenses	402,688	408,385
Net cash provided by operating activities	319,885	343,949

Cash flows from investing activities
Purchases of property and equipment	-	(50,102)
Net cash used by investing activities	-	(50,102)

Cash flows from financing activities
Decrease in notes payable	-	(7,026)
Decrease in convertible debt/notes payable	(104,219)	(35,784)
Net cash used by financing activities	(104,219)	(42,810)

Net increase in cash	215,666	251,037
Cash, beginning balance	0	73,713

Cash, ending balance	$215,666	$324,750

Interest paid	$26,081	$51,298

Taxes paid	$-	$-

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

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. In those instances where DSEN has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with ASC 830 (formerly Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation).  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company’s primary foreign currency transactions are in Costa Rica Colon. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during the period ended March 31, 2010 and 2009.

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

Advertising

Advertising costs are expensed when incurred. Advertising for the three months ended March 31, 2010 and 2009 $ 0 and $396, respectively.

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

Other Related Parties

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like. Selling, general and administrative expenses for the year ended December 31, 2008 includes provision for the amount due under this agreement.   At March 31, 2010 all payments had been made to Kincer.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended March 31, 2010, the Company generated $2,702,191 in revenues as compared to $3,773,187 for the three months ended March 31, 2009, a decrease of $1,070,996 or 28.4%. For the three months ended March 31, 2010, the Company’s cost of goods sold was $2,417,430 as compared to $3,106,504 during the three months ended March 31, 2009, a decrease of $689,074 or 22.1%. For the three months ended March 31, 2010, the Company generated a gross profit of $284,761 compared to $666,683 for the three months ended March 31, 2009, a decrease of $381,922 or 57.2%. The decrease in revenue and in cost of goods sold resulted primarily due to the current general economic downturn which has affected its customers resulting in less outsourcing for services provided by the Company.   For the three months ended March 31, 2010, the Company increased its working capital position by $ 36,867 from $(5,479,139) as of March 31, 2009 to $ (5,442,272) as of March 31, 2010.

Analysis of the three months ended March 31, 2010 compared to the three months ended March 31, 2009

The Company had a net loss of $194,723 for the three months ended March 31, 2010 compared to a net profit of $8,911 for the three months ended March 31, 2009, an increase in net loss of $203,634

Total selling, general and administrative expenses decreased to $374,179 for the three months ended March 31, 2010 from $437,328 for the three months ended March 31, 2009, a decrease of $63,149 or 14.4%. The decrease in expenses is due mainly to the reduction in executive salaries along with a reduction in marketing costs and a general reduction in all administrative costs.

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

Date: June 2, 2010