Form 10-Q
period 2010-06-30
DATASCENSION INC
filed 2010-08-16
CIK 795824

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,407,361 shares outstanding, par value $.001 per share as of August 13, 2010.

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

DATASCENSION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2010, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2010 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2010.

	6/30/2010	12/31/2009
	UNAUDITED	AUDITED
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	627,003	919,717
Prepaid expenses	18,003	15,587
Total current assets	645,006	935,304

Property and equipment, net of depreciation	1,067,789	1,303,566

Other assets:
Deposits	89,061	113,382
Total other assets	89,061	113,382

Total assets	$1,801,856	$2,352,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$62,126	$54,790
Accounts payable	115,514	266,320
Accrued expenses	1,197,813	1,130,778
Short term notes payable	500,000	500,000
Current portion of long term debt	4,245,130	-
Total current liabilities	6,120,583	1,951,888

Long term debt notes payable, net of current portion	848,140	4,726,941

Total liabilities	6,968,723	6,678,829

Stockholders' (deficit) equity:
Common stock, $0.001 par value, 200,000,000 shares authorized 21,407,361 issued and outstanding at June 30, 2010 and December 31, 2009 respectively	21,407	21,407
Additional paid in capital, common stock	16,825,908	16,825,908
Preferred stock, Series C	1	1
Additional paid in capital, preferred Series C	14,999	14,999
Treasury stock (15,095,833 shares), at cost	(134,388)	(134,388)
Accumulated deficit	21,894,794	(21,054,504)
Total stockholders' (deficit) equity	(5,166,867)	(4,326,577)

Total liabilities and stockholders' (deficit) equity	$1,801,856	$2,352,252

The accompanying notes to the financial statements should be read in conjunction with the above financial statements

DATASCENSION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Revenues	$1,921,267	$3,814,623	$4,623,458	$7,587,810

Cost of goods sold	1,952,541	3,043,746	4,369,971	6,150,250

Gross profit	(31,274)	770,877	253,487	1,437,560

Expenses:
Selling, general and administrative	338,310	490,974	712,489	928,302
Depreciation and amortization	99,935	97,122	197,744	188,739
Total expenses	438,245	588,096	910,233	1,117,041

Operating income ( loss)	(469,519)	182,781	(656,746)	320,519

Other income (expense):
Other income	7,351	9,368	22,454	26,486
Forgiveness of accrued interest	-	147,247	-	147,247
Debt forgiveness	-	-	135,000	-
Interest expense	(183,399)	(137,962)	(340,998)	(283,907)
Total other income (expense)	(176,048)	18,653	(183,544)	(110,174)

Net income (loss) before income taxes	(645,567)	201,434	(840,290)	210,345
Income taxes	-	-	-	-
Net income (loss)	$(645,567)	$201,434	$(840,290)	$210,345

Basic weighed average number
of common shares outstanding	21,407,361	21,307,361	21,407,361	21,307,361

Diluted weighted average number
of common shares outstanding	21,407,361	21,307,361	21,407,361	21,307,361

Basic net profit (loss) per share	$(0.03)	$0.01	$(0.04)	$0.01

Diluted net net profit (loss) per share	$(0.03)	$0.01	$(0.04)	$0.01

The accompanying notes to the financial statements should be read in conjunction with the above financial statements

DATASCENSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	For the	For the
	Six months ended	Six months ended
	6/30/2010	6/30/2009

Cash flows from operating activities
Net profit (loss)	$(840,290)	$210,345

Adjustments to reconcile net loss to net cash
by (used in) operating activities:
Depreciation and amortization	197,744	188,739
Settlement of Series B preferred stock	-	(21,269)
Changes in operating assets and liabilities:
Decrease in accounts receivable	292,714	33,197
(Increase) in prepaid expenses	(2,416)	(8,024)
(Decrease) in deposits	24,321	23,494
Increase in cash overdraft	7,336	-
(Decrease) in accounts payable	(150,806)	(133,257)
Increase (decrease) in accrued expenses	67,035	(99,578)
Net cash (used in) provided by operating activities	(404,362)	193,647

Cash flows from investing activities:
Purchase of property and equipment	-	(55,328)
Proceeds from sale of vehicle	38,033	-
Net cash used by investing activities	38,033	(55,328)

Cash flows from financing activities:
Increase (decrease) in short-term notes payable	4,245,130	(72,952)
(Decrease) in long-term debt	(3,878,801)	-
Net cash provided by (used in) financing activities	366,329	(72,952)

Net increase (decrease) in cash	-	65,367

Cash, beginning balance	-	73,713

Cash, ending balance	$-	$139,080

Interest paid	$194,593	$236,498

Taxes paid	$-	$-

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

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. In those instances where DSEN has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with ASC 830 (formerly Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation).  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company’s primary foreign currency transactions are in Costa Rica Colon. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transactions gains or losses of substance to reflect during the period ended June 30, 2010 and 2009.

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

Advertising

Advertising costs are expensed when incurred. Advertising for the six months ended June 30, 2010 and 2009 $ 0 and $396, respectively.

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

Major Customers

During the six months  ended June 30, 2010, the Company had three major clients, AdMax Media (27.3%), Synovate (14.3%), and Neilsen (11.1%).  Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.

During the year ended December 31, 2009, the Company had three major clients, Synovate (12.2%), AdMax Media  (10.9%), and Sandelman & Associates  (8.6%). Management believes the loss of one of these key clients would materially affect the operations of the Company in the short term.  Sandelman & Associates was no longer a client of the company as of January 1, 2010.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are made up of the following as of June 30, 2010:

Computer equipment	$986,622
Office equipment	440,577
Lease	880,959
Vehicles	80,900
Software	14,485
2,403,543
Less accumulated depreciation and amortization	1,335,754
$1,067,789

Depreciation expense for the six months ended June 30, 2010 was $197,744.

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

In December 2007 accrued interest of $40,685 was added to the note due to Longview increasing the amount of the note at December 31, 2007 to $1,193,643.  In September, 2009, accrued interest of $139,182.10 and interest due for the quarter ended December 31, 2009 of $24,069 was added to the note due Longview increasing the principal amount of the note to $1,356,894.  The interest rate beginning September 30, 2009 on the note is 8% per annum. ,

In September, 2009, the Company had three  promissory notes to Alpha Capital Anstalt in the amount of $832,594.  Accrued interest of $186,720 and interest due for the quarter ended December 31, 2009 of $20,556 was added to the notes due Alpha Capital Anstalt increasing the total amount of the loans to $1,039,870. at an interest rate of 14% per annum. The interest rate beginning September 30, 2009 on the notes is 8% per annum.

Below is a summary of secured convertible promissory notes payable due to Longview and Alpha and related accrued interest payable at June 30, 2010.

Longview

Notes	$3,205,260
Accrued interest payable	127,156
$3,332,416

Alpha

Notes	$1,039,870
Accrued interest payable	33,921
$1,073,791

Interest expenses incurred during the quarter ended June 30, 2010 on the above tabled debt due to Longview and Alpha is as follows:

Longview	$63,929
Alpha	20,740
$84,669

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

All of the notes have been extended to March 31, 2011

OTHER CONVERTIBLE PROMISSORY NOTES

On or about September 4, 2008, the Company borrowed $400,000 from three individuals.  The Notes have a term of 18 months from the date of issuance and bear interest at the rate of $12% per annum.  Interest is due and payable quarterly in arrears during the term of the Notes and principal and accrued and unpaid interest are due in full at maturity.  Warrants to purchase 250,000 shares of the Company’s common stock were issued in connection therewith.  The warrants have an exercise price of $.10 per share and a term of five years from the date of issuance.  At March 31, 2010 the individuals agreed to extend the note with an increase in the interest rate to 14% with monthly principal and interest payments.   The Company is currently delinquent in its payments under the new agreement./

Based upon the relative fair values of the convertible debt and warrants none of the proceeds of $400,000 has been allocated as additional paid in capital to the warrants.

NOTE 5 – SHORT-TERM NOTES PAYABLE

 Short-term notes payable consist of the following at June 30, 2010

A convertible note payable to three individuals which bear interest at 14% per annum            $  400,000

A demand note payable to Lou Persico, Chairman and CEO of Datascension which
  Bears interest at 8% per annum:                                                                                                             100,000

Total short-term notes payable at June 30, 2010                                                                                $  500,000

NOTE 6. - STOCKHOLDERS' (DEFICIT) EQUITY

During the six months ended June 30, 2010, the Company did not issue any shares of common stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under several non-cancelable lease agreements for office space with various expiration dates through 2013.

At June 30, 2010, aggregate future minimum payments under these leases, are as follows:

2011	$422,507
2012	367,500
2013	299,513
Total	$1,089,520

Rent expense was $212,630 for the six months ended June 30, 2010 and $233,479 for the six months ended June 30, 2009.

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

Longview Fund

As of June 30, 2010, Longview Fund, L.P. owned 14.6% of the issued and outstanding common stock of the Company. Due to this stock ownership, the Company is controlled by Longview Fund, L.P. and is deemed a “controlled corporation”. As of July 30, 2008, due to the exchange of 15,000,000 shares of the Company’s Common Stock, into shares of Series C Preferred Stock, which holds two votes per share when voting alongside the Common Stock of the Company, Longview Fund controls 64.4% voting control of the Company. See this footnote supra  for a further description of the Series C Preferred Stock.

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

Other Related Parties

On December 31, 2008, Scott Kincer resigned as the CEO, President and a Director of the issuer to pursue other opportunities.  Pursuant to a Separation Agreement between the parties which is effective as of December 31, 2008, the issuer is paying Mr. Kincer the sum of $64,750 over a period of five and one half months as well as reimbursing him for accrued and unpaid expenses. The agreement contains other standard terms and provisions as to releases and the like. Selling, general and administrative expenses for the year ended December 31, 2008 includes provision for the amount due under this agreement.    All payments have been made to Kincer.

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended June 30, 2010, the Company generated $1,921,267 in revenues as compared to $3,814,623 for the three months ended June 30, 2009, a decrease of $1,893,356 or 49.6%. For the three months ended June 30, 2010, the Company’s cost of goods sold was $1,952,541 as compared to $3,043,746 during the three months ended June 30, 2009, a decrease of $1,091,205 or 35.9%. For the three months ended June 30, 2010, the Company generated a gross loss of ($31,274) compared to a profit of $770,877 for the three months ended June 30, 2009, a decrease of $802,151 or 104.1%. The decrease in revenue and in cost of goods sold resulted primarily due to the current general economic downturn which has affected its customers resulting in less outsourcing for services provided by the Company.   For the three months ended June 30, 2010, the Company decreased its working capital position by $ 297,266  from $(5,475,577) as of June 30, 2009 to $ (5,178,311) as of June 30, 2010.

Analysis of the six months ended June 30, 2010 compared to the six months ended June 30, 2009

The Company had a net loss of $840,290 for the six months ended June 30, 2010 compared to a net profit of $210,345 for the six months ended June 30, 2009.

Total selling, general and administrative expenses decreased to $712,489 for the six months ended June 30, 2010 from $928,302 for the six months ended June 30, 2009, a decrease of $215,813 or 23.2%. The decrease in expenses is due mainly to the reduction in executive salaries along with a reduction in marketing costs and a general reduction in all administrative costs.

Depreciation expense for the six months ended June 30, 2010 was $197,744 compared to $188,739 for the six months ended June 30, 2009, an increase of $9,005 or 4.8%.

Interest expense for the six months ended June 30, 2010 was $340,988 compared to $283,907 for the six months ended June  30,,2009 an increase of $57,091 or 20.1%.  The increase is due to interest on local loans in Costa Rica.

Liquidity and Capital Resources

Liquidity

For the six months ended June 30, 2010, the Company decreased its working capital position by $ 297,266 from $(5,178,311) as of June 30, 2009 to $ (5,475,577) as of June 30, 2010.

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

On June 30, 2010 DSEN had total assets of $1,801,856 compared to $3,024,439 on June 30, 2009, a decrease of $1,222,583.  The decrease in assets is due to the decrease in revenues for the quarter.  DSEN had a total stockholders' equity (deficit) of $(5,166,867) on June 30, 2010 compared to $(3,586,061) on June  30, 2009, a decrease in stockholders’ equity of $1,580,806.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2009, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were  effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of June 30, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified no following material weaknesses in our internal control over financial reporting as of June 30, 2010:

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

Date: August 16, 2010